Form 10QSB
period 1996-03-31
RIDGESTONE FINANCIAL SERVICES INC
filed 1996-05-15
CIK 1001791

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
   [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO
        _________

   Commission file number 0-27984

                       Ridgestone Financial Services, Inc.
      (Exact name of the small business issuer as specified in its charter)

          Wisconsin                                          39-1797151
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                         Identification No.)


                             13925 West North Avenue
                          Brookfield, Wisconsin  53005
                    (Address of principal executive offices)

                                  414-789-1011
                           (Issuer's telephone number)


   Check whether the issuer (1) filed all reports required to be filed by
   Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
   past 90 days.  Yes   X       No


   State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

        Class                              Outstanding as of March 31, 1996

        Common Stock, no par value                   834,340

   Transitional Small Business Disclosure Format:    Yes       No   X

              RIDGESTONE FINANCIAL SERVICES, INC., AND SUBSIDIARY

                         QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 1996

                                      INDEX

                                                                       Page
   Part I    FINANCIAL INFORMATION                                     Number

        Item 1    Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheets at
                  March 31, 1996 and December 31, 1995                      2

                  Consolidated Statement of Income
                  For the Three Months Ended March 31, 1996                 3

                  Consolidated Statement of Cash Flows
                  For the Three Months Ended March 31, 1996                 4

                  Notes to Consolidated Financial Statements                5

        Item 2    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           6-9


   Part II   OTHER INFORMATION

        Item 6    Exhibits and Reports on Form 8-K                         10


        SIGNATURES                                                         11

              RIDGESTONE FINANCIAL SERVICES, INC., AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1996 and December 31, 1995
                                   (Unaudited)

                                              March 31,          December 31,
                                                 1996                1995
   ASSETS

   Cash and due from banks                   $   1,457,779      $  527,132
   Federal funds sold                           10,607,000       5,627,000
   Interest-earning deposits                     1,509,314       2,444,031
                                                ----------      ----------
   Cash and cash equivalents                    13,574,093       8,598,163
                                                ----------      ----------
   Loans receivable                              2,873,857         729,770

   Less: Allowance for estimated
    loan losses                                     13,640           9,000
                                                 ---------        --------
   Net loans receivable                          2,860,217         720,770
                                                 ---------        --------
   Premises and equipment, net                   1,103,394       1,056,738
   Accrued interest receivable                      15,550           2,483
   Other assets                                     40,661          49,169
                                                 ---------       ---------
        Total assets                         $  17,593,915    $ 10,427,323
                                                ==========      ==========
   LIABILITIES AND STOCKHOLDERS'
    EQUITY LIABILITIES
   Deposits:
        Noninterest-bearing                  $   2,250,146      $1,492,249
        Interest-bearing                         8,443,346       1,816,282
                                                ----------       ---------
          Total deposits                        10,693,492       3,308,531
                                                ----------       ---------
   Other liabilities                                43,590           5,449
                                                ----------       ---------
        Total liabilities                       10,737,082       3,313,980
                                                ----------       ---------
   STOCKHOLDERS' EQUITY
   Common stock, no par value: shares
    authorized 1,000,000; shares
    issued and outstanding 834,340               7,721,399       7,721,399
   Retained earnings (deficit)                    (864,566)       (608,056)
                                                ----------      ----------
        Total stockholders' equity               6,856,833       7,113,343
                                                 ---------      ----------
        Total liabilities and
         stockholders' equity                $  17,593,915    $ 10,427,323
                                                ==========      ==========

              RIDGESTONE FINANCIAL SERVICES, INC., AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                 March 31, 1996
                                   (Unaudited)


                                             Three Months Ended
                                               March 31, 1996
   Interest income:
        Interest and fees on loans                     $55,961
        Interest on federal funds sold                  93,225
                                                       -------
          Total interest income                        149,186
                                                       -------
   Interest expense:
        Interest on deposits                            65,105
                                                       -------
          Total interest expense                        65,105
                                                       -------
          Net interest income                           84,081

   Provision for loan losses:                            4,640
                                                       -------
        Net interest income after
        provision for loan losses                       79,441

   Non-interest income:
        Service charges on deposit accounts              1,186
        Other                                           18,870
                                                       -------
          Total non-interest income                     20,056
                                                       -------
   Non-interest expense:
        Salaries and employee benefits                 178,282
        Occupancy and equipment expense                 56,814
        Other expense                                  120,002
        Pre-opening expense                                  0
                                                       -------
          Total non-interest expense                   355,098
                                                       -------
   (Loss) before income taxes                         (255,601)

   Income taxes                                            909
                                                      --------
   Net (loss)                                        $(256,510)
                                                      ========

   (Loss) per share                                     $(0.31)
                                                         ======

              RIDGESTONE FINANCIAL SERVICES, INC., AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 March 31, 1996
                                   (Unaudited)


                                                     Three Months Ended
                                                       March 31, 1996
   Operating activities:
        Net (loss)                                         $(256,510)
        Depreciation                                          32,770
          Provision for loan losses                            4,640
          Amortization of organizational costs                     0
          (Increase) in accrued interest receivable          (13,067)
          Decrease in other assets                             8,508
          Increase in other liabilities                       38,141
                                                            --------
        Net cash (used by) operating activities             (185,518)
                                                            --------
   Investing activities:
        Net loans originated                              (2,144,087)
        Purchases of premises and equipment                  (79,426)
                                                           ---------
        Net cash (used in) investing activities           (2,223,513)

   Financing activities:
        Net increase in deposits                           7,384,961
        Proceeds from the issuance of common stock                 0
        Proceeds from notes payable                                0
        Payment of notes payable                                   0
                                                           ---------
        Net cash provided by financing activities          7,384,961
                                                           ---------
        Net increase in due from banks                     4,975,930
        Cash and cash equivalents, beginning               8,598,163
                                                           ---------
        Cash and cash equivalents, ending                $13,574,093
                                                          ----------
   Supplemental disclosure of cash flow
    information:
        Cash paid during the period for:
          Interest                                           $52,039
                                                             -------
          Income taxes                                          $909
                                                                 ---

              RIDGESTONE FINANCIAL SERVICES, INC., AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)

   NOTE 1 - BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

   NOTE 2 - PRINCIPLES OF CONSOLIDATION

   The accompanying consolidated financial statements include the accounts of Ridgestone Financial Services, Inc., (the "Company") and its wholly owned subsidiary, Ridgestone Bank (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

   NOTE 3 - INITIAL PUBLIC OFFERING

   On November 30, 1995, the Company completed its initial public offering. The Company issued 834,340 shares of common stock in the offering.

   NOTE 4 - COMPARATIVE DATA

   The Company was incorporated in May 1994, but its primary operating subsidiary, the Bank, did not commence operations until December 7, 1995. Comparable statements of income and cash flows for the three months ended March 31, 1995 have not been presented since the Company did not have operations during that period.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   GENERAL

        Ridgestone Financial Services, Inc., (the "Company") was formed in May 1994 under the laws of the state of Wisconsin for the purpose of becoming the bank holding company of Ridgestone Bank (the "Bank").

        The Bank was capitalized on December 6, 1995 and commenced operation on December 7, 1995. The Bank was organized as a Wisconsin chartered commercial bank with depository accounts insured by the Federal Deposit Insurance Corporation. The Bank provides full service commercial and consumer banking services in Brookfield, Wisconsin and adjacent communities.


   FINANCIAL CONDITION AT MARCH 31, 1996

        The Company has experienced significant growth since the Bank opened December 7, 1995. Total assets of the Company increased by $7,166,592 or 68.7% to $17,593,915 at March 31, 1996 from $10,427,323 at December 31,
   1995. The growth primarily resulted from an increase in deposits received from customers.

        Cash and cash equivalents increased $4,975,930 or 57.9% to $13,574,093 at March 31, 1996 from $8,598,163 at December 31, 1995. The increase was primarily attributable to excess funds invested in overnight federal funds sold.

        Loans receivable increased by $2,144,087 or 293.8% to $2,873,857 at March 31, 1996 from $729,770 at December 31, 1995. The increase was a result of the origination of $3,470,816 of commercial, consumer and real estate loans in the three months ended March 31, 1996, less loan repayments of $1,326,728.

        The allowance for estimated loan losses at March 31, 1996 was $13,640, representing 0.5% of gross loans outstanding. Similarly, the allowance for loan losses at December 31, 1995 was $9,000 representing 1.23% of gross outstanding loans. Although management believes that the allowance for estimated loan losses at March 31, 1996 was at a level that is adequate to absorb losses on existing loans, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional contributions to its loan loss reserve in the future.

        Premises and equipment increased by $46,656 or 4.4% to $1,103,394 at March 31, 1996 from $1,056,738 at December 31, 1995. The increase resulted from the purchase of property for the future site of a drive-up facility.

        Accrued interest receivable on loans increased by $13,067 or 526.26% to $15,550 at March 31, 1996 from $2,483 at December 31, 1995. The increase was primarily due to greater outstanding loan balances.

        Other assets decreased by $8,508 or 17.3% to $40,661 at March 31, 1996 from $49,169 at December 31, 1995. Other assets consists mainly of miscellaneous receivables and prepaid expenses.

        Deposits increased by $7,384,961 or 223.21% to $10,693,492 at March 31, 1996 from $3,308,531 at December 31, 1995. The increase resulted from a $3,997,480 increase in certificates of deposit and an $3,387,481 increase in NOW, money market and other deposit accounts.

        Other liabilities increased by $38,141 or 700% to $43,590 at March 31, 1996 from $5,449 at December 31, 1995. Other liabilities was comprised primarily of unpaid interest on deposits.

        The accumulated deficit at December 31, 1995 of $608,056 was comprised of pre-opening expenses and start-up expenses for the Bank, consisting primarily of salaries, marketing and supplies and the net loss incurred. Accumulated deficit increased by $256,510 during the quarter ended March 31, 1996, which reflects the loss for the three months.

   RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996

        The Company's net loss for the three month period ended March 31, 1996 was $256,510. The Company expects losses for sometime as the Bank builds its business. The Company's goal is to be profitable for the year ending December 31, 1997.

        Interest income was $149,186 for the three month period ended March 31, 1996. Interest income has continued to increase as a result of greater outstanding balances in interest earning assets.

        Interest expense was $65,105 for the three month period ended March 31, 1996. Interest expense has continued to increase as a result of greater outstanding balances in deposits.

        The provision for loan losses at December 31, 1995 was $9,000 or 1.23%. The provision for loan losses for the three months ended March 31, 1996 was $13,640 or 0.5%. The Company's goal is to establish a monthly accrual to bring the loan loss reserve to 1.25% of outstanding loans by December 31, 1996.

        Other income for the three month period ended March 31, 1996 was $20,056. Other income consisted of income from depository service fees, loan fees, credit card fees and other miscellaneous fees.

        The main components of other expenses were salaries and benefits, occupancy, equipment, professional, data processing, insurance and other miscellaneous expenses. Other expenses for the three month period ended March 31, 1996 were $355,098.


   NEW ACCOUNTING PRONOUNCEMENTS

        ACCOUNTING FOR MORTGAGE SERVICING RIGHTS:

        The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 122, Accounting for Mortgage Servicing Rights. SFAS No. 122 amends certain provisions of SFAS No. 65 to eliminate the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. If the Company sells or securitizes mortgage loans and retains the mortgage servicing rights, the Company should allocate the total cost of mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. Any costs allocated to mortgage servicing rights should be recognized as a separate asset. SFAS No. 122 is effective for the Company's year ending December 31, 1996. The Company believes adoption of SFAS No. 122 will not have a material effect on operations in 1996.

        STOCK-BASED COMPENSATION:

        The FASB has issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages, but does not require, the Company to account for stock-based compensation awards on the basis of fair value at the date the awards are granted. The fair value of the award would be shown as an expense on the income statement. However the FASB also allows the Company to continue to measure compensation cost using the intrinsic value as prescribed by APB No. 25. If the Company elects to use the intrinsic value, it will not show an expense on the income statement. However, it will be required to provide new footnote disclosures about the stock-based compensation and the Company must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. SFAS No. 123 is effective for the Company's year ending December 31, 1996.

              RIDGESTONE FINANCIAL SERVICES, INC., AND SUBSIDIARY
                           PART II - OTHER INFORMATION


   Item 6    Exhibits and Reports on Form 8-K

        a.   Exhibits

             27   Financial Data Schedule
                  (EDGAR version only)

        b.   Reports on Form 8-K.

             The Company did not file a Current Report on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURES


             In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 RIDGESTONE FINANCIAL SERVICES, INC.

   Date       May 15, 1996         /s/ Paul E. Menzel
                                 Paul E. Menzel
                                 President


   Date       May 15, 1996         /s/ William R. Hayes
                                 William R. Hayes
                                 Vice President and Treasurer

                                  EXHIBIT INDEX


   Exhibit No.         Description

       27         Financial Data Schedule