Form 10QSB
period 1996-06-30
RIDGESTONE FINANCIAL SERVICES INC
filed 1996-08-14
CIK 1001791

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO
        _________

   Commission file number 0-27984

                       Ridgestone Financial Services, Inc.
        (Exact name of small business issuer as specified in its charter)

             Wisconsin                                  39-1797151
   (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)              Identification No.)


                             13925 West North Avenue
                          Brookfield, Wisconsin  53005
                    (Address of principal executive offices)

                                  414-789-1011
                           (Issuer's telephone number)


   Check whether the issuer (1) filed all reports required to be filed by
   Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
   past 90 days.  Yes   X       No______


   State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

        Class                              Outstanding as of June 30, 1996

        Common Stock, no par value                   834,340

   Transitional Small Business Disclosure Format:    Yes______    No   X

               RIDGESTONE FINANCIAL SERVICES, INC., AND SUBSIDIARY

                                      INDEX

                                                                       Page
   Part I    FINANCIAL INFORMATION                                     Number

        Item 1    Consolidated Financial Statements (Unaudited)

             Consolidated Balance Sheets at
             June 30, 1996 and December 31, 1995                            2

             Consolidated Statements of Income
             For the Three and Six Months Ended June 30, 1996               3

             Consolidated Statement of Cash Flows
             For the Six Months Ended June 30, 1996                         4

             Notes to Consolidated Financial Statements                     6

        Item 2    Management's Discussion and Analysis of
             Financial Condition and Results of Operations                  7


   Part II   OTHER INFORMATION

        Item 4    Submission of Matters to a Vote of Security Holders      11

        Item 6    Exhibits and Reports on Form 8-K                         11

        SIGNATURES                                                         12

               RIDGESTONE FINANCIAL SERVICES, INC., AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1996 and December 31, 1995
                                   (Unaudited)

                                           June 30,     December 31,
                                             1996           1995
   ASSETS

   Cash and due from banks                 $  903,149     $  527,132
   Federal funds sold                      13,858,000      5,627,000
   Interest-earning deposits                  512,512      2,444,031
                                           ----------     ----------
   Total cash and cash equivalents         15,273,661      8,598,163
                                           ----------     ----------
   Investments-Held to Maturity             3,255,840              0
      (fair value at June 30, 1996,
      $3,251,928)
   Investments-Available for Sale           1,268,108              0
      (amortized cost at June 30, 1996,
      $1,271,108)
   Loans receivable                         5,876,880        729,770
   Less: Allowance for estimated
      loan losses                              39,740          9,000
                                            ---------      ---------
   Net loans receivable                     5,837,140        720,770
                                            ---------      ---------
   Office building and equipment, net       1,057,121      1,056,738
   Accrued interest & other assets            116,429         51,652
                                            ---------      ---------
      Total assets                        $26,808,299    $10,427,323
                                           ==========      =========
   LIABILITIES AND STOCKHOLDERS' EQUITY
   LIABILITIES
   Deposits:
      Noninterest-bearing                  $2,175,529     $1,492,249
      Interest-bearing                     17,933,062      1,816,282
                                            ---------      ---------
        Total deposits                     20,108,591      3,308,531
                                            ---------      ---------
   Other liabilities                          145,568          5,449
                                            ---------      ---------
      Total liabilities                    20,254,159      3,313,980

   STOCKHOLDERS' EQUITY
   Common stock, no par value: shares
      authorized 1,000,000; shares issued
      and outstanding 834,340               7,721,399      7,721,399
   Retained earnings (deficit)            (1,164,259)      (608,056)
   Unrealized gain (loss) on AFS
      securities                              (3,000)              0
                                            ---------      ---------
      Total stockholders' equity            6,554,140      7,113,343
                                            ---------      ---------
      Total liabilities and stockholders'
        equity                            $26,808,299    $10,427,323
                                           ==========     ==========

               RIDGESTONE FINANCIAL SERVICES, INC., AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                            June 30, 1996 (Unaudited)

                                        Three Months
                                           Ended       Six Months Ended
                                       June 30, 1996     June 30, 1996


    Interest Income:
      Interest and fees on loans          $ 85,995         $ 141,956
      Interest on securities                30,806            30,806
      Interest on federal funds sold       158,583           251,808
      Interest on deposits in banks         22,457            22,457
                                           -------           -------
         Total interest income             297,841           447,027
                                           -------           -------
    Interest expense:
      Interest on deposits                 191,944           257,049
                                           -------           -------
         Total interest expense            191,944           257,049
                                           -------           -------
         Net interest income               105,897           189,978

    Provision for loan losses:              26,100            30,740
                                           -------           -------
      Net interest income after
      provision for loan losses             79,797           159,238
    Non-interest income:
      Loan fees                             10,146            10,146
      Service charges on deposit
            accts.                           2,197             3,383
      Miscellaneous                          8,973            27,843
                                           -------           -------
         Total operating income             21,316            41,372
                                           -------           -------
    Non-interest expense:
      Salaries and employee benefits       160,910           339,192
      Occupancy and equipment exp.          97,840           154,654
      Other expense                        142,056           262,058
         Total operating expense           400,806           755,904
                                           -------           -------

    Income before income taxes            (299,693)         (555,294)
                                          --------         ---------

    Income taxes                                 0               909
                                          --------         ---------
    Net income (loss)                    $(299,693)        $(556,203)
                                          ========         =========
    Income (loss) per share                 $(0.36)           $(0.67)
                                          ========         =========
    Average shares outstanding             834,340           834,340

               RIDGESTONE FINANCIAL SERVICES, INC., AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  June 30, 1996
                                   (Unaudited)

                                                          Six Months Ended
                                                            June 30, 1996
   Cash Flows From Operating Activities:
     Net income (loss)                                       $(556,203)
       Adjustments to reconcile net loss to net cash
         used in operating activities:
       Depreciation                                             88,542
       Amortization of premiums (accretion of discounts)
         on securities, net                                     (2,282)
       Provision for loan losses                                30,740
       Amortization of organizational costs                      1,590
       (Increase) decrease in assets:
          Interest receivable                                  (79,910)
          Other assets                                          13,543
       Increase (decrease) in liabilities:
          Accrued interest                                     141,568
          Other liabilities                                     (1,449)
       Total adjustments                                       192,342
                                                              --------
     Net cash provided (used) by operating activities         (363,861)
                                                              --------
   Cash Flows From Investing Activities:
     Purchase of securities held to maturity                (3,256,855)
     Purchase of securities available for sale              (1,767,811)
     Proceeds from maturity of available for sale
       securities                                              500,000
     Net loans originated                                   (5,147,110)
     Purchases of premises and equipment                       (88,925)
                                                             ---------
     Net cash (used in) investing activities                (9,760,701)
                                                             ---------
   Cash Flows From Financing Activities:
   Net increase in deposits                                 16,800,060
     Net cash provided by financing activities              16,800,060
                                                            ----------
   Net increase in cash and cash equivalents                 6,675,498
   Cash and cash equivalents, beginning of period            8,598,163
                                                            ----------
   Cash and cash equivalents, end of period                $15,273,661

   Supplemental disclosure of cash flow information:
     Cash paid during the period for:
       Interest                                            $   127,407
                                                            ----------
       Income taxes                                        $        25
                                                            ----------
   Supplemental schedule of noncash investing activities:
   Net unrealized losses on securities available for sale  $     3,000
                                                            ----------

               RIDGESTONE FINANCIAL SERVICES, INC., AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)

   NOTE 1 - BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

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

   NOTE 4 - COMPARATIVE DATA

   The Company was incorporated in May of 1994, but its primary operating subsidiary, the Bank, did not commence operations until December 7, 1995. Comparable statements of income and cash flows for the three months and six months ended June 30, 1995 have not been presented since the Company did not have operations during that period.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   GENERAL

       Ridgestone Financial Services, Inc., (the "Company") was formed in May 1994 under the laws of the State of Wisconsin for the purpose of becoming the bank holding company of Ridgestone Bank (the "Bank").

       The Bank was capitalized on December 6, 1995 and commenced operation on December 7, 1995. The Bank was organized as a Wisconsin chartered commercial bank with depository accounts insured by the Federal Deposit Insurance Corporation. The Bank provides full service commercial and consumer banking services in Brookfield, Wisconsin, and adjacent communities.

   FINANCIAL CONDITION AT JUNE 30, 1996

       The Company has experienced significant growth since the Bank opened December 7, 1995. Total assets of the Company increased by $16,380,976 or 157.1% to $26,808,299 at June 30, 1996 from $10,427,323 at December 31,
   1995. The growth primarily resulted from an increase in deposits received from customers.

       Cash and cash equivalents increased $6,675,498 or 77.6% to $15,273,661 at June 30, 1996 from $8,598,163 at December 31, 1995. The increase was primarily attributable to excess funds invested in overnight federal funds sold.

       Loans receivable increased by $5,147,110 or 705.3% to $5,876,880 at June 30, 1996 from $729,770 at December 31, 1995.

       The allowance for estimated loan losses at June 30, 1996 was $39,740, representing 0.7% of gross loans outstanding. Similarly, the allowance for loan losses at December 31, 1995 was $9,000 representing 1.23% of gross outstanding loans. Although management believes that the allowance for estimated loan losses at June 30, 1996 is adequate to absorb losses on existing loans, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional contributions to its loan loss reserve in the future.

       Accrued interest receivable on loans and other assets increased by $64,777 or 125.4% to $116,429 at June 30, 1996 from $51,652 at December
   31, 1995. The increase was primarily due to greater outstanding loan balances.

       Deposits increased by $16,800,060 or 507.8% to $20,108,591 at June
   30, 1996 from $3,308,531 at December 31, 1995. The increase resulted from a $9,676,913 increase in certificates of deposit and a $7,123,147 increase in NOW, money market and other deposit accounts.

       Other liabilities increased by $140,119 to $145,568 at June 30, 1996 from $5,449 at December 31, 1995. Other liabilities was comprised primarily of unpaid interest on deposits.

       The accumulated deficit at December 31, 1995 of $608,056 was comprised of pre-opening expenses and start-up expenses for the Bank, consisting primarily of salaries, marketing and supplies and the net loss incurred. Accumulated deficit increased by $556,203 during the six months ended June 30, 1996, which reflects the loss for the period.

   RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30,
   1996

       The net loss for the three month and six month periods ended June 30, 1996 was $299,693 and $556,203 respectively. The Company expected losses during the pre-opening period and for the first several periods of operation. The Company's goal is to be profitable for the year ended December 31, 1997.

       Interest income for the three month and six month periods ended June 30, 1996 was $297,841 and $447,027, respectively. The rise in interest income was attributable to greater outstanding balances in earning assets.

       Interest expense for the three month and six month periods ended June 30, 1996 was $191,944 and $257,049, respectively. The increase in interest expense was attributable to greater outstanding balances in deposits.

       The provision for loan losses at December 31, 1995 was $9,000 or 1.23%. The provision for loan losses at ended June 30, 1996 was $30,740 or .5% with a monthly accrual to bring the loan loss reserve to 1.25% of outstanding loans by December 31, 1996.

       Other income for the three month and six month periods ending
   June 30, 1996 was $21,416 and $41,372, respectively. Other income consisted of income from depository service fees, loan fees, credit card fees and other miscellaneous fees.

       The main components of other expenses were salaries and benefits, occupancy, equipment, professional, data processing, insurance and other miscellaneous expenses. Other expenses for the three months and six month periods ended June 30, 1996 were $400,806 and $755,904.


   NEW ACCOUNTING PRONOUNCEMENTS

   ACCOUNTING FOR MORTGAGE SERVICING RIGHTS:

       The Financial Accounting Standards Board ("FASB") has issued
   Statement of Financial Accounting Standards ("SFAS") No. 122, Accounting for Mortgage Servicing Rights. SFAS No. 122 amends certain provisions of SFAS No. 65 to eliminate the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. SFAS No. 122 provides that if the Company sells or securitizes mortgage loans and retains the mortgage servicing rights, the Company should allocate the total cost of mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. Any costs allocated to mortgage servicing rights should be recognized as a separate asset. SFAS No. 122 is effective for the Company's year ending December 31, 1996. The Company believes adoption of SFAS No. 122 will not have a material effect on operations in 1996.

   STOCK-BASED COMPENSATION:

       The FASB has issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages, but does not require, the Company to account for stock-based compensation awards on the basis of fair value at the date the awards are granted. The fair value of the award would be shown as an expense on the income statement. However the FASB also allows the Company to continue to measure compensation cost using the intrinsic value approach prescribed by APB No. 25. If the Company elects to use the intrinsic value approach, it will not show an expense on the income statement. However, it will be required to provide new footnote disclosures about the stock-based compensation and the Company must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. SFAS No. 123 is effective for the Company's year ending December 31, 1996.

   ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND THE EXTINGUISHMENTS OF LIABILITIES:

       The FASB has issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which supersedes SFAS No. 76, SFAS No. 77 and SFAS No. 122. SFAS No. 125 provides accounting and reporting standards for transfer and servicing of financial assets and extinguishments of liabilities, which are based on consistent application of a financial-components approach that focuses on control. SFAS No. 125 provides that, after a transfer of financial assets, an entity must recognize the financial servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is to be applied prospectively for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Earlier or retroactive application is not permitted.

               RIDGESTONE FINANCIAL SERVICES, INC., AND SUBSIDIARY
                           PART II - OTHER INFORMATION


   Item 4.  Submission of Matters to Vote of Security Holders.

          At the annual meeting of shareholders held on April 23, 1996, all the persons nominated for election as directors by the Company's Board of Directors were elected for terms expiring at the 1997 Annual Meeting. The following table sets forth certain information with respect to such election:

                                                         Shares
                                              Shares    Withholding
          Name of Nominee                    Voted For   Authority

          Charles N. Ackley                   816,100      2,500
          William R. Hayes                    816,100      2,500
          Gregory J. Hoesly                   816,100      2,500
          John E. Horning                     816,100      2,500
          William F. Krause, Jr.              816,100      2,500
          Christine V. Lake                   816,100      2,500
          Paul E. Menzel                      816,100      2,500
          Charles Niebler                     816,100      2,500
          Frederick I. Olson                  816,100      2,500
          James E. Renner                     816,100      2,500
          Richard A. Streff                   816,100      2,500
          William J. Tetzlaff                 816,100      2,500


   Item 6.          Exhibits and Reports on Form 8-K.

          a.    Exhibits

                27  Financial Data Schedule
                    (EDGAR version only)

          b.    Reports on Form 8-K

                The Company did not file a Current Report on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES


          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   RIDGESTONE FINANCIAL SERVICES, INC.


   Date August 13, 1996            /s/ Paul E. Menzel
                                   Paul E. Menzel
                                   President


   Date August 13, 1996            /s/ William R. Hayes
                                   William R. Hayes
                                   Vice President and Treasurer

                                  EXHIBIT INDEX


       Exhibit Number

            27                Financial Data Schedule
                              (EDGAR version only)