Form 10-Q
period 1996-09-30
RIDGESTONE FINANCIAL SERVICES INC
filed 1996-11-13
CIK 1001791

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO
        _________

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

        Class                         Outstanding as of September 30, 1996

   Common Stock, no par value                   834,340

   Transitional Small Business Disclosure Format:    Yes______    No   X

               RIDGESTONE FINANCIAL SERVICES, INC., AND SUBSIDIARY

                                      INDEX

                                                                       Page
   PART I  FINANCIAL INFORMATION                                       Number

        Item 1    Consolidated Financial Statements (Unaudited)

             Consolidated Balance Sheets at
             September 30, 1996 and December 31, 1995                       2

             Consolidated Statements of Income
             For the Three and Nine Months Ended September 30, 1996         3

             Consolidated Statement of Cash Flows
             For the Nine Months Ended September 30, 1996                   4

             Notes to Consolidated Financial Statements                     6

        Item 2    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             7


   PART II  OTHER INFORMATION

        Item 6    Exhibits and Reports on Form 8-K                         11


        SIGNATURES                                                         12

   PART I  FINANCIAL INFORMATION

        Item 1  Financial Statements

               RIDGESTONE FINANCIAL SERVICES, INC., AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     September 30,  December 31,
                                         1996           1995
   ASSETS
   Cash and due from banks           $   980,793     $  527,132
   Federal funds sold                 18,162,000      5,627,000
   Interest-earning deposits             516,397      2,444,031
                                      ----------     ----------
   Total cash and cash equivalents    19,659,190      8,598,163
                                      ----------     ----------
   Investments-Held to Maturity        5,254,703              0
        (fair value at Sept. 30, 1996,
         $5,256,819)
   Investments-Available for Sale      1,075,149              0
   Loans receivable                    8,334,653        729,770
   Less: Allowance for estimated
        loan losses                      (69,740)        (9,000)
                                      ----------     ----------
   Net loans receivable                8,264,913        720,770
                                      ----------     ----------
   Office building and equipment,
    net                                1,149,332      1,056,738
   Accrued interest & other assets       177,023         51,652
                                      ----------     ----------
        Total assets                 $35,580,310    $10,427,323
                                      ==========     ==========
   LIABILITIES AND STOCKHOLDERS'
    EQUITY
   LIABILITIES
   Deposits:
        Noninterest-bearing           $2,323,532     $1,492,249
        Interest-bearing              26,719,359      1,816,282
                                      ----------     ----------
          Total deposits              29,042,891      3,308,531
                                      ----------     ----------
   Other liabilities                     221,255          5,449
                                      ----------     ----------
        Total liabilities             29,264,146      3,313,980
                                      ----------     ----------
   STOCKHOLDERS' EQUITY
   Common stock, no par value:
    shares authorized 1,000,000;
    shares issued and outstanding
    834,340                            7,721,399      7,721,399
   Retained earnings (deficit)        (1,411,462)      (608,056)
   Unrealized gain (loss) on AFS
    securities                             6,227              0
                                      ----------     ----------
        Total stockholders' equity     6,316,164      7,113,343
                                      ----------     ----------
        Total liabilities and
         stockholders' equity        $35,580,310    $10,427,323
                                      ==========     ==========

               RIDGESTONE FINANCIAL SERVICES, INC., AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                     Three Months Ended  Nine Months Ended
                                     September 30, 1996  September 30, 1996


    Interest Income:
         Interest and fees on loans       $ 148,730            $ 290,686
         Interest on securities              84,519              115,325
         Interest on federal funds
          sold                              216,677              468,485
         Interest on deposits in
          banks                               3,885               26,342
                                            -------              -------
              Total interest income         453,811              900,838
                                            -------              -------
    Interest expense:
         Interest on deposits               329,631              586,680
                                            -------              -------
              Total interest
               expense                      329,631              586,680
                                            -------              -------

              Net interest income           124,180              314,158

    Provision for loan losses:               30,000               60,740
                                             ------              -------
         Net interest income after
          provision for loan losses          94,180              253,418
    Non-interest income:
         Loan fees                                0                    0
         Service charges on deposit
          accts.                              2,621                6,004
         Miscellaneous                       18,036               56,026
                                            -------              -------
              Total operating
               income                        20,657               62,030
                                            -------              -------
    Non-interest expense:
         Salaries and employee              165,349              504,541
          benefits
         Occupancy and equipment
          exp.                               56,610              211,264
         Other expense                      140,082              402,140
         Pre-opening expense                      0                    0
                                            -------            ---------
              Total operating
               expense                      362,041            1,117,945
                                            -------            ---------

    Income before income taxes             (247,204)            (802,497)
                                            -------             --------

    Income taxes                                  0                  909

                                            -------             --------
    Net income (loss)                     $(247,204)           $(803,406)
                                           ========             ========

    Income (loss) per share                  $(0.30)              $(0.96)
                                              =====                =====

    Average shares outstanding              834,340              834,340

               RIDGESTONE FINANCIAL SERVICES, INC., AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Nine Months Ended
                                                    September 30, 1996
   Cash Flows From Operating Activities:
     Net income (loss)                               $  (803,406)
          Adjustments to reconcile net loss to
            net cash used in operating activities:
          Depreciation                                   134,751
          Amortization of premiums (accretion of
            discounts) on securities, net                   (245)
          Provision for loan losses                       60,740
          Amortization of organizational costs             1,590
          (Increase) decrease in assets:
             Interest receivable                        (130,082)
             Other assets                                  3,122
          Increase (decrease) in liabilities:
             Accrued interest                            209,436
             Other liabilities                             6,369
                                                        --------
          Total adjustments                              285,681
                                                        --------
     Net cash provided (used) by operating
      activities                                        (517,725)
                                                        --------
   Cash Flows From Investing Activities:
     Purchase of securities held to maturity          (5,255,361)
     Purchase of securities available for sale        (2,310,936)
     Proceeds from maturity of available for sale
      securities                                       1,242,917

     Net loans originated                             (7,604,883)
     Purchases of premises and equipment                (227,345)
                                                      ----------
     Net cash (used in) investing activities         (14,155,608)
                                                      ----------
   Cash Flows From Financing Activities:
     Net increase in deposits                         25,734,360
     Proceeds from notes payable                               0
                                                      ----------
     Net cash provided by financing activities        25,734,360
                                                      ----------
   Net increase in cash and cash equivalents          11,061,027
   Cash and cash equivalents, beginning of period      8,598,163
                                                      ----------
   Cash and cash equivalents, end of period          $19,659,190
                                                      ==========

               RIDGESTONE FINANCIAL SERVICES, INC., AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Nine Months Ended
                                                     September 30, 1996
   Supplemental disclosure of cash flow
      information:
     Cash paid during the period for:
          Interest                                     $ 377,534
                                                        --------
          Income taxes                                $       25
                                                        --------

   Supplemental schedule of noncash investing
    activities:
   Net unrealized losses on securities available
    for sale                                            $  6,227
                                                         -------

               RIDGESTONE FINANCIAL SERVICES, INC., AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)

   NOTE 1 - BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

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

   NOTE 4 - COMPARATIVE DATA

   The Company was incorporated in May of 1994, but its primary operating subsidiary, the Bank, did not commence operations until December 7, 1995. Comparable statements of income and cash flows for the three months and nine months ended September 30, 1995 have not been presented since the Company did not have operations during that period.

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


   FINANCIAL CONDITION

       The Company has experienced significant growth since the Bank opened December 7, 1995. Total assets of the Company increased by $25,152,987 or 241.2% to $35,580,310 at September 30, 1996 from $10,427,323 at December
   31, 1995. The growth primarily resulted from an increase in deposits received from customers.

       Cash and cash equivalents increased $11,061,027 or 128.6% to $19,659,190 at September 30, 1996 from $8,598,163 at December 31, 1995.
   The increase was primarily attributable to excess funds invested in overnight federal funds sold.

       Loans receivable increased by $7,604,883 or 1,042.1% to $8,334,653 at September 30, 1996 from $729,770 at December 31, 1995. In addition, the Company, as of September 30, 1996, had $6.5 million in unused loan commitments, and $5.4 million in approved loan commitments that are expected to close within the next several months. The Company believes that it has adequate capacity to fund those commitments.

       The allowance for estimated loan losses at September 30, 1996 was $69,740, representing 0.84% of gross loans outstanding. Similarly, the allowance for loan losses at December 31, 1995 was $9,000 representing 1.23% of gross outstanding loans. Although management believes that the allowance for estimated loan losses at September 30, 1996 is adequate to absorb losses on existing loans, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional contributions to its loan loss reserve in the future.

       Accrued interest receivable on loans and other assets increased by $125,371 or 242.7% to $177,023 at September 30, 1996 from $51,652 at
   December 31, 1995. The increase was primarily due to accrued interest receivable resulting from greater outstanding balances in loans.

       Deposits increased by $25,734,360 or 777.8% to $29,042,891 at
   September 30, 1996 from $3,308,531 at December 31, 1995. The increase resulted from a $13,032,543 increase in certificates of deposit and a $12,701,817 increase in NOW, money market and other deposit accounts.

       Other liabilities increased by $215,806 or 3,960% to $221,255 at September 30, 1996 from $5,449 at December 31, 1995. Other liabilities is comprised primarily of unpaid interest on deposits.

       The Company has announced that, based on strong loan and deposit growth, it has elected to accelerate plans to open a drive-through branch banking facility in Brookfield, Wisconsin, subject to obtaining necessary regulatory approvals. The new facility will offer drive-through customer banking services and will house the Company's new telephone banking center. The plans to accelerate opening of this facility are not expected to increase the cost of such facility, but may result in such expenses being realized earlier.

       The accumulated deficit at December 31, 1995 of $608,056 was comprised of pre-opening expenses and start-up expenses for the Bank, consisting primarily of salaries, marketing and supplies and the net loss incurred. Accumulated deficit increased by $803,406 during the nine months ended September 30, 1996, which reflects the net loss for that period.


   RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,
   1996

       The net loss for the three-month and nine-month periods ended September 30, 1996 was $247,203 and $803,406, respectively. The Company expected losses during the pre-opening period and for the first several periods of operation. The Company's goal is to be profitable for the year ended December 31, 1997.

       Interest income for the three-month and nine-month periods ended September 30, 1996 was $453,811 and $900,838, respectively. The rise in interest income was attributable to greater outstanding balances in interest bearing deposits.

       Interest expense for the three-month and nine-month periods ended September 30, 1996 was $329,631 and $586,680, respectively. The increase in interest expense was attributable to greater outstanding deposit balances.

       Other income for the three-month and nine-month periods ending September 30, 1996 was $20,657 and $62,030, respectively. Other income consisted of income from depository service fees, loan fees, credit card fees and other miscellaneous fees.

       The main components of other expenses were salaries and benefits, occupancy, equipment, professional, data processing, insurance and other miscellaneous expenses. Other expenses for the nine-month period ended September 30, 1996 were $1,117,945.


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

   STOCK-BASED COMPENSATION:

       The FASB has issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages, but does not require, the Company to account for stock-based compensation awards on the basis of fair value at the date the awards are granted. The fair value of the award would be shown as an expense on the income statement. However, the FASB also allows the Company to continue to measure compensation cost using the intrinsic value approach prescribed by APB No. 25. If the Company elects to use the intrinsic value approach, it will not show an expense on the income statement. However, it will be required to provide new footnote disclosures about the stock-based compensation and the Company must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. SFAS No. 123 is effective for the Company's year ending December 31, 1996.

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

   Part II  OTHER INFORMATION

       Item 6  Exhibits and Reports on Form 8-K

             a.     Exhibits

                    10   Ridgestone Financial Services, Inc. 1996 Stock
                         Option Plan

                    27   Financial Data Schedule
                         (EDGAR version only)

             b.     Reports on Form 8-K

               The Company did not file a Current Report on Form 8-K during the quarter ended September 30, 1996

                                   SIGNATURES


          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   RIDGESTONE FINANCIAL SERVICES, INC.


   Date November 13, 1996          /s/ Paul E. Menzel
                                   Paul E. Menzel
                                   President


   Date November 13, 1996          /s/ William R. Hayes
                                   William R. Hayes
                                   Vice President and Treasurer

                                  EXHIBIT INDEX


       Exhibit Number

            10                Ridgestone Financial Services, Inc. 1996 Stock
                              Option Plan

            27                Financial Data Schedule
                              (EDGAR version only)