Form 10KSB
period 1996-12-31
RIDGESTONE FINANCIAL SERVICES INC
filed 1997-03-21
CIK 1001791

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-KSB

   [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 1996

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ___________ to ___________

   Commission file number:  0-27984

                       Ridgestone Financial Services, Inc.
                 (Name of small business issuer in its charter)

                    Wisconsin                            39-1797151
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)            Identification No.)

       13925 West North Avenue, Brookfield,
                    Wisconsin                              53005
     (Address of principal executive offices)            (Zip Code)

   Issuer's telephone number (414) 789-1011

   Securities registered under Section 12(b) of the Act:  None

   Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, no par value
                                (Title of class)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
   past 90 days.  Yes  X   No ___.

        Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

   Issuer's revenues for its most recent fiscal year:  $1,636,579

   Aggregate market value of voting stock held by non-affiliates of the issuer: $9,878,490

   Number of shares of common stock, no par value, outstanding on March 3, 1997: 834,340

                       DOCUMENTS INCORPORATED BY REFERENCE

   Proxy Statement for the 1997 Annual Meeting (incorporated by reference into Part III)

   Transitional Small Business Disclosure Format:  Yes ___; No  X .

                       Ridgestone Financial Services, Inc.

                                 Index to Annual
                              Report on Form 10-KSB
                   For The Fiscal Year Ended December 31, 1996

                                                                         Page

   Part I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
        Item 1.   Description of Business  . . . . . . . . . . . . . . .    1
        Item 2.   Description of Property  . . . . . . . . . . . . . . .   10
        Item 3.   Legal Proceedings  . . . . . . . . . . . . . . . . . .   10
        Item 4.   Submission of Matters to a Vote of Security Holders  .   10

   Part II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10
        Item 5.   Market for Common Equity and Related Stockholder
                  Matters  . . . . . . . . . . . . . . . . . . . . . . .   10
        Item 6.   Management's Discussion and Analysis or Plan of
                  Operation  . . . . . . . . . . . . . . . . . . . . . .   12
        Item 7.   Financial Statements . . . . . . . . . . . . . . . . .   24
        Item 8.   Changes In and Disagreements With Accountants on
                  Accounting and Financial Disclosure  . . . . . . . . .   47

   Part III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   47
        Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange
                  Act  . . . . . . . . . . . . . . . . . . . . . . . . .   47
        Item 10.  Executive Compensation . . . . . . . . . . . . . . . .   47
        Item 11.  Security Ownership of Certain Beneficial Owners and
                  Management . . . . . . . . . . . . . . . . . . . . . .   47
        Item 12.  Certain Relationships and Related Transactions . . . .   47
        Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . .   47

   SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   48

   Part I

   Item 1.   Description of Business

   General

   Ridgestone Financial Services, Inc. (the "Company") was incorporated in Wisconsin on May 25, 1994. The Company was formed to acquire all of the issued and outstanding stock of Ridgestone Bank (the "Bank") and to engage in the business of a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The organizers received a certificate of authority to organize the Bank from the Wisconsin Commissioner of Banking on May 9, 1995. The organizers' application for deposit insurance was approved on May 24, 1995 by the Federal Deposit Insurance Corporation ("FDIC"), subject to certain conditions including conditions related to capital adequacy. The Company's application to become a bank holding company for the Bank was approved by the Federal Reserve Board on July 20, 1995. In November 1995, the Company sold 834,340 shares of its common stock, no par value, in an initial public offering. The net proceeds received by the Company in this offering totalled approximately $7.8 million. The Bank was capitalized on December 6, 1995, and commenced operations on December 7, 1995.

   The Bank provides full-service commercial and consumer banking services in its primary market areas of Brookfield, Elm Grove and Wauwatosa, Wisconsin. The Bank competes with other commercial banks, savings banks, savings and loan institutions, credit unions and other financial service organizations in the three city area. The bank is one of the newest financial institutions in its market.

   The Company's principal business consists of attracting deposits from the public and investing those deposits in loans and securities. The Bank's deposits are insured to the maximum extent allowable by the FDIC. The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest earned on its loans and securities and the interest paid on deposits. The Company's operating results are affected by deposit service charges and other income. Operating expenses of the Company include employee compensation and benefits, occupancy and equipment expense, professional and data processing fees, advertising and marketing expenses, and other administrative expenses. The Company's operating results are also affected by economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

   In 1996, the Bank received regulatory approval to open its first branch at 15565 W. North Avenue, Brookfield, Wisconsin. The branch opened for business on January 2, 1997 and houses a drive-thru branch banking facility and telephone banking center.

   Business Strategy

   The Bank's strategy is to concentrate on the financial service needs of individuals and small businesses by providing on-site decision making and using technology to enhance customer service. While the Bank has a lending limit of $800,000 per loan, the Bank is able to attract business loans beyond its $800,000 lending limit by using bank participations with other banks in Wisconsin. Likewise, the Bank has purchased participations from other area Wisconsin financial institutions.

   Loan Products

   The Bank offers a full range of retail and commercial lending services, including commercial revolving lines of credit, residential and commercial real estate mortgage loans, consumer loans and equipment financing. These loan products are discussed below.

   Although the Bank's management takes a competitive approach to lending, it stresses high quality in its loans. To promote such quality lending, the Board of Directors of the Bank has established maximum lending authority for each loan officer. Each loan request exceeding a loan officer's authority has to be approved by one or more senior officers. On a monthly basis, the entire Board of Directors of the Bank reviews all loans over $25,000 made in the preceding month. In addition, a loan committee of the Board of Directors of the Bank reviews loans over $250,000 for prior approval when the loan request exceeds the established limits for the senior officers. The lending committee of the Bank reviews loans between the lending officer's lending authority and $250,000. The lending committee is comprised of the President of the Bank, the Executive Vice President and Loan Review Officer. Because of the Bank's local nature, management believes that quality control is achievable while still providing prompt and personal service.

   Management of the Bank has established relationships with a correspondent bank and other independent financial institutions to provide other services required by its customers, including loan participations where the requested loan amounts exceed the Bank's policies or legal lending limits.

   The Bank has established a continuous loan review process designed to promote early identification of credit quality problems. The Bank's credit review administrator is responsible for conducting a continuous internal review which tests compliance with loan policy and documentation of all loans. Any past due loans and identified problem loans are reviewed with the Board of Directors of the Bank on a monthly basis.

   Real Estate Loans. The Bank originates residential mortgage loans, which generally are long-term with either fixed or variable interest rates. The Bank's policy is to retain all variable interest rate mortgage loans in the Bank's loan portfolio and to sell all fixed rate loans with their servicing rights in the secondary market. This policy is subject to review by management as a result of changing market and economic conditions.

   The retention of variable-rate loans in the Bank's loan portfolio helps to reduce the Bank's exposure to fluctuations in interest rates. However, such loans generally pose credit risks different from the risks inherent in fixed rate loans, primarily because as interest rates rise, the underlying payments from the borrowers rise, thereby increasing the potential for default.

   Regulatory and supervisory loan-to-value ("LTV") limits were established by Section 304 of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The Bank's internal limitations follow those limits and in certain cases are more restrictive than those mandated by the regulators. Proof of insurance is required on all collateral taken as security before loan proceeds are advanced. The regulatory limits are as follows:

    Loan Category                                   LTV Limit

    Raw Land                                           65%

    Land Development                                   75%

    Construction:

    Commercial, multi-family, and non-residential      80%

    1-4 family residential                             85%

    Improved Property                                  85%

    Owner-occupied 1-4 family and home equity          90% (1)


   (1) Residential loans exceeding the 90% guideline may be excluded from the reporting requirement if enhanced by mortgage insurance or readily marketable collateral.

   Personal Loans. The Bank makes personal loans, lines of credit and credit cards available to consumers for various purposes, such as the purchase of automobiles, boats and other recreational vehicles, home improvements, education and personal investments. The Bank retains substantially all such loans.

   Commercial Loans. Commercial loans are made primarily to small and mid-sized businesses. These loans may be secured or unsecured, and are available for general operating purposes, acquisition of fixed assets and real estate, purchases of equipment and machinery, and financing inventory and accounts receivable. The Bank generally looks to a borrower's business operations as the principal source of repayment, but also receives, when appropriate, mortgages on real estate, security interests in inventory, accounts receivable and other personal property and/or personal guaranties to secure repayment.

   The Bank's commercial loan portfolio totalled $6,967,836 as of December 31, 1996 and consisted primarily of lines of credit and loans to businesses. Lines of credit are generally used for the purpose of financing working capital and may be secured with current assets of the company. Loans are written for a period of greater than one year and are amortized over a period of five to seven years and are used principally for financing fixed asset expenditures. Loans are generally secured with the fixed assets of the company.

   Real Estate Commercial Loans. As of December 31, 1996, the Bank had $4,632,272 of real estate commercial loans outstanding. These loans were made for the purpose of purchasing plant and multiple family commercial real estate holdings.

   Competition. The company has identified 50 offices of either thrifts, credit unions or banks operating in Brookfield, Elm Grove and Wauwatosa, Wisconsin. Although the Company commenced operations on December 7, 1995, using the most recently available data as of June 1996, the Bank exceeds many of these offices in terms of deposits.

   The Bank also faces competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds and other providers of financial services. Most of the Bank's competitors have been in business for a number of years, have established customer bases, are larger and have higher lending limits than the Bank.

   The Bank competes for loans principally through its ability to communicate effectively with its customers in understanding and meeting their needs. Management believes that its personal service philosophy continues to enhance its ability to compete favorably in attracting individual and business customers. The Bank actively solicits retail customers and competes for deposits by offering customers personal attention, professional service and competitive interest rates.

   Supervision and Regulation

   The operations of financial institutions, including banks and bank holding companies, are highly regulated, both at the federal and state levels. Numerous statutes and regulations affect the business of the Company and the Bank. To the extent that the information below is a summary of statutory provisions, such information is qualified in its entirety by reference to the statutory provisions described. There are additional laws and regulations having a direct or indirect effect on the business of the Company or the Bank.

   In recent years, the banking and financial industry has been the subject of numerous legislative acts and proposals, administrative rules and regulations at both federal and state regulatory levels. As a result of many of such regulatory changes, the nature of the banking industry in general has changed dramatically in recent years as increasing competition and a trend toward deregulation have caused the traditional distinctions among different types of financial institutions to be obscured. Further changes along these lines could permit other financially oriented businesses to offer expanded services, thereby creating greater competition for the Company and the Bank with respect to services currently offered or which may in the future be offered by those entities. Proposals for new legislation or rule making affecting the financial services industry are continuously being advanced and considered at both the national and state levels. Neither the Company nor the Bank can predict the effect that future legislation or regulation will have on the financial services industry in general or on their businesses in particular.

   The performance and earnings of the Bank, like other commercial banks, are affected not only by general economic conditions but also by the policies of various governmental regulatory authorities. In particular, the Federal Reserve System regulates money and credit conditions and interest rates in order to influence general economic conditions primarily through open-market operations in U.S. Government securities, varying the discount rate on bank borrowings, and setting reserve requirements against bank deposits. The policies of the Federal Reserve System have a significant influence on overall growth and distribution of bank loans, investments and deposits, and affect interest rates earned on loans and investments. The general effect, if any, of such policies upon the future business and earnings of the Bank cannot accurately be predicted.

   The Company

   As a registered bank holding company, the Company is subject to regulation under the BHCA. The BHCA requires every bank holding company to obtain the prior approval of the Board of Governors of the Federal Reserve System (the "Board") before it may merge with or consolidate into another bank holding company, acquire substantially all the assets of any bank, or acquire ownership or control of any voting shares of any bank if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank.

   Under the BHCA, the Company is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or holding company, and neither the Company nor any subsidiary may engage in any business other than banking, managing or controlling banks or furnishing services to or performing services for its subsidiaries. The Company may, however, own shares of a company the activities of which the Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, and the holding company itself may engage in such activities. The Company has no pending acquisition plans.

   As a registered bank holding company, the Company is supervised and regularly examined by the Board. Under the BHCA, the Company is required to file with the Board an annual report and such additional information as may be required. The Board can order bank holding companies and their subsidiaries to cease and desist from any actions which in the opinion of the Board constitute serious risk to the financial safety, soundness or stability of a subsidiary bank and are inconsistent with sound banking principles or in violation of law. The Board has adopted regulations which deal with the measure of capitalization for bank holding companies. Such regulations are essentially the same as those adopted by the FDIC, described below. The Board's regulations also provide that its capital requirements will generally be applied on a bank-only (rather than a consolidated) basis in the case of a bank holding company with less than $150 million in total consolidated assets. The Board has also issued a policy statement on the payment of cash dividends by bank holding companies, wherein the board has stated that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weaken the bank holding company's financial health, such as by borrowing.

   Under Wisconsin law, the Company is also subject to supervision and examination by the Wisconsin Department of Financial Institutions (the "Department"). The Department is also empowered to issue orders to a bank holding company to remedy any condition or policy which, in its determination, endangers the safety of deposits in any subsidiary state bank, or the safety of the bank or its depositors. In the event of noncompliance with such an order, the Department has the power to direct the operation of the state bank subsidiary and withholding dividends from the holding company.

   The Company, as the holder of the stock of a Wisconsin state-chartered bank, may be subject to assessment to restore impaired capital of the bank to the extent provided in Section 220.07, Wisconsin Statutes. Any such assessment would apply only to the Company and not to any shareholder of the Company. The Company has committed to the Department that if the Bank's contingent fund decreases to less than $250,000, the Company will transfer funds to the Bank's contingent fund sufficient to restore the contingent fund to at least $500,000.

   Federal law prohibits the acquisition of "control" of a bank holding company by individuals or business entities or groups or combinations of individuals or entities acting in concert without prior notice to the appropriate federal bank regulator. For this purpose, "control" is defined in certain instances as the ownership of or power to vote 10% or more of the outstanding shares of the bank holding company.

   The Bank

   As a state-chartered institution, the Bank is subject to regulation and supervision by the Department and the Wisconin Banking Review Board and is periodically examined by the Department's staff. Deposits of the Bank are insured by the Bank Insurance Fund administered by the FDIC and as a result the Bank is also subject to regulation by the FDIC and periodically examined by its staff.

   The Federal Deposit Insurance Act requires that the appropriate federal regulatory authority -- the FDIC in the case of the Bank (as an insured state bank which is not a member of the Federal Reserve System) -- approve any acquisition by it through merger, consolidation, purchase of assets, or assumption of deposits. The same regulatory authority also supervises compliance by the Bank with provisions of federal banking laws which, among other things, prohibit the granting of preferential loans to executive officers, directors, and principal shareholders of banks which have a correspondent relationship with one another.

   Wisconsin banking laws restrict the payment of cash dividends by state banks by providing that (i) dividends may be paid only out of a bank's undivided profits, and (ii) prior consent of the Department is required for the payment of a dividend which exceeds current year income if dividends declared have exceeded net profits in either of the two immediately preceding years. The various bank regulatory agencies have authority to prohibit a bank regulated by them from engaging in an unsafe or unsound practice; the payment of a dividend by a bank could, depending upon the circumstances, be considered such an unsafe or unsound practice. In the event that (i) the FDIC or the Department should increase minimum required levels of capital; (ii) the total assets of the Bank increase significantly; (iii) the income of the Bank decreases significantly; or
   (iv) any combination of the foregoing occurs, then the Board of Directors of the Bank may decide or be required by the FDIC or the Department to retain a greater portion of the Bank's earnings to achieve or maintain the required capital.

   Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, on investments in stock or other securities of the bank holding company and on the taking of such stock or securities as collateral for loans to any borrower. Under the BHCA and regulations of the Board, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or of any property or service.

   The activities and operations of banks are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-in-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Financial Institutions Reform, Recovery and Enforcement Act of 1989, FDICIA, the Community Reinvestment Act, anti-redlining legislation and the antitrust laws. The Community Reinvestment Act includes provisions under which the federal bank regulatory agencies must consider, in connection with applications for certain required approvals, including applications to acquire control of a bank or holding company or to establish a branch, the records of regulated financial institutions in satisfying their continuing and affirmative obligations to help meet the credit needs of their local communities, including those of low and moderate-income borrowers.

   FDICIA, among other things, establishes five tiers of capital requirements: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The FDIC has adopted regulations which define the relevant capital measures for the five capital categories. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio (total capital to risk-weighted assets) of 10% or greater, a Tier I risk-based capital ratio (Tier I Capital to risk weighted assets) of 6% or greater, and a Tier I leverage capital ratio (Tier I Capital to total assets) of 5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital of 4% or greater, and (generally) a Tier I leverage capital ratio of 4% or greater, and the institution does not meet the definition of a well capitalized institution. An institution is deemed to be "undercapitalized" if it has a total risk-based capital ratio less than 8%, or a Tier I risk-based capital ratio less than 4%, or (generally) a Tier I leverage ratio of less than 4%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio less than 6%, or a Tier I risk-based capital ratio less than 3%, or a Tier I leverage ratio less than 3%. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. Undercapitalized banks are subject to growth limitations and are required to submit a capital restoration plan. If an undercapitalized bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." Significantly undercapitalized banks may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. The Bank currently exceeds the regulatory definitions of a well capitalized financial institution.

   As a condition to the regulatory approvals incident to the Bank's formation, the Bank is required to maintain a minimum leverage ratio of 8% during the Bank's first three years of operation.

   The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle Act"), among other things, permits bank holding companies to acquire banks in any state effective September 29, 1995. The Riegle Act contains certain exceptions relative to acquisitions. For example, a holding company may not acquire a bank that has not been in existence for less than a minimum period established by the home state; however, the minimum period cannot exceed five years. The Riegle Act makes a distinction between interstate banking and interstate branching. Under the Riegle Act, banks can merge with banks in another state beginning June 1, 1997, unless a state has adopted a law preventing interstate branching. Under terms of the BHCA, an acquiring bank may not control more than 10 percent of federal or 30 percent of state total deposits of insured depository institutions. Wisconsin law requires approval by the Department for all acquisitions of Wisconsin banks, whether by an in-state or out-of-state purchaser and requires, in an interstate acquisition, that the acquired bank must have been in existence for at least five years.

   Employees

   The Company and the Bank together employ fourteen full-time and six part-time employees, including three personal bankers, an investment officer, a loan review officer, four operations specialists, five customer service representatives, a cashier, a business calling representative, a commercial loan officer, a senior officer in charge of retail banking, a computer specialist and the Bank president.

   Directors and Executive Officers

   The directors of the Company and the Bank as of March 3, 1997 were as follows:

    Name of Director                    Principal Occupation

    Paul E. Menzel          President and Chief Executive Officer of
                            the Company and the Bank

    William R. Hayes        Vice President and Treasurer of the Company
                            and Vice President, Cashier/Controller of the Bank

    Christine V. Lake       Vice President and Secretary of the Company
                            and Executive Vice President and Secretary of the Bank

    Charles N. Ackley       Owner of C.N.A. Associates, Inc., a company
                            engaged in the sales representation of
                            manufacturers

    Gregory J. Hoesly       President of L.L. Richards Machinery Co.,
                            Inc., a machine tool dealer

    John E. Horning         Chairman of the Board and Chief Executive
                            Officer of Wauwatosa Realty Company,
                            Wisconsin Mortgage Corporation, and
                            Heritage Title Service

    William F. Krause, Jr.  President of Krause Funeral Home, Inc.

    Charles G. Niebler      President of Eye Care Vision Centers

    Frederick I. Olson      Retired Professor of History at the
                            University of Wisconsin-Milwaukee and
                            former Associate Dean of the University's
                            College of Letters

    James E. Renner         Owner of Renner Oldsmobile and Renner
                            Mitsubishi

    Richard A. Streff       Chairman of the Board of Streff
                            Advertising, Inc.

    William J. Tetzlaff     President of Tetzlaff Associates, Inc., a
                            consulting services company; President of
                            Advanced Plastics Technology, Inc., a
                            distribution company; Vice President of
                            Executive Travel Services, Ltd., a travel agency

   The executive officers of the Company and the Bank as of March 3, 1997 were as follows:

    Name of Executive Officer                   Position

    Paul E. Menzel               President and Chief Executive Officer
                                 of the Company and the Bank

    William R. Hayes             Vice President and Treasurer of the
                                 Company and Vice President,
                                 Cashier/Controller of the Bank

    Christine V. Lake            Vice President and Secretary of the
                                 Company and Executive Vice President
                                 and Secretary of the Bank

   Item 2.   Description of Property

   The Company has leased space at 13925 West North Avenue, Brookfield, Wisconsin for use as the Bank's main office and the Company's headquarters. The lease has a five-year term with renewal and purchase options. The Bank's main office occupies approximately 5,000 square feet of a larger shopping mall which houses various retail establishments.

   The Bank opened its drive-up branch and phone center on January 2, 1997 in a renovated one-room schoolhouse. The branch is located in a turn-of-the-century schoolhouse building, which has been renovated to house a branch banking facility and a telephone banking center with state-of-the-art technology. The Company owns this facility, which is located on approximately one acre of land at 15565 W. North Avenue, Brookfield, Wisconsin and has approximately 1,057 square feet of space. It provides four drive-up kiosks and room for one drive-up automated teller machine. In addition to the drive-up facilities, the branch houses the Company's telephone banking center, which enhances the Bank's ability to sell bank products through alternative delivery means.

   Item 3.   Legal Proceedings

   The Company is not aware of any material legal proceedings against it or the Bank.

   Item 4.   Submission of Matters to a Vote of Security Holders

   There were no matters submitted to the shareholders of the Company for a vote during the fourth quarter of the year ended December 31, 1996.

   Part II

   Item 5.   Market for Common Equity and Related Stockholder Matters

   The Company's common stock has traded in the over-the-counter market since the completion of the company's initial public offering in November 1995. High and low bid prices, as reported on the OTC Bulletin Board, for the period from November 27, 1995 (the date the Company's common stock began trading) to December 31, 1996 are as follows:

                         1995           High          Low

                   1st Quarter           N/A          N/A

                   2nd Quarter           N/A          N/A

                   3rd Quarter           N/A          N/A

                   4th Quarter         $10.25        $9.75

                          1996          High         Low

                    1st Quarter        $10.75       $10.05

                    2nd Quarter         11.50        10.438

                    3rd Quarter         12.375       11.25

                    4th Quarter         12.875       12.00

   These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On December 31, 1996, there were approximately 44 holders of record of the Company's common stock.

   No cash dividends have been declared to date on the Company's common stock. The Company expects that all earnings, if any, will be retained to finance the growth of the Company and the Bank and that no cash dividends will be paid for the foreseeable future. If and when dividends are declared, the Company will be dependent upon dividends paid to it by the Bank for funds to pay dividends on the common stock.

   Wisconsin banking laws restrict the payment of cash dividends by state banks by providing that (i) dividends may be paid only out of a bank's undivided profits, and (ii) prior consent of the Department is required for the payment of a dividend which exceeds current year income if dividends declared have exceeded net profits in either of the two immediately preceding years. The various bank regulatory agencies have authority to prohibit a bank regulated by them from engaging in an unsafe or unsound practice; the payment of a dividend by a bank could, depending upon the circumstances, be considered such an unsafe or unsound practice. In the event that (i) the FDIC or the Department should increase minimum required levels of capital; (ii) the total assets of the Bank increase significantly; (iii) the income of the Bank decreases significantly; or
   (iv) any combination of the foregoing occurs, then the Board of Directors of the Bank may decide or be required by the FDIC or the Department to retain a greater portion of the Bank's earnings to achieve or maintain the required capital. In addition to the foregoing, Wisconsin corporations such as the Company are prohibited by the Wisconsin Business Corporation Law from paying dividends while they are insolvent or if the payment of dividends would render them unable to pay debts as they come due in the usual course of business.

   Item 6.   Management's Discussion and Analysis or Plan of Operation

   Plan of Operation

   Market Area. The Company selected its market location because the area has a demographic profile with a large number of people that management believes are most likely to become long-term, high-yield customers.

   The Bank's main office is in Brookfield, Wisconsin and its primary market area is divided almost equally between Elm Grove, Brookfield and Wauwatosa, Wisconsin. Per capita income and median home values in 1990 were almost three times the Wisconsin average in Elm Grove, almost two times the state average in Brookfield, and almost one and a half times the state average in Wauwatosa. The Bank's primary market area also has a mature population. As of 1990, the percentage of residents 65 years or older was 12.6% in Brookfield, 19.8% in Wauwatosa and 20.6% in Elm Grove, compared to an overall national average of 12.6% of the total population.

   Marketing and Sales. Over the next twelve months, the Company and the Bank will continue to implement the Bank's business strategy of focusing on providing banking services to targeted individuals and businesses within the Bank's market area. The Bank plans to implement this strategy by emphasizing its local management, by providing a high level of personal service to individual customers and by developing and employing technology which will enable Bank personnel to provide individualized service to customers on a cost-effective basis.

   Since its inception, the Bank has opened over 2,900 consumer and business deposit and loan accounts from over 1,200 customers. The demographic make-up of those 1,200 customers mirrors the demographic make-up of what national studies indicate to be the most profitable household relationships available to banks.

   The Bank's marketing efforts in developing these relationships were primarily through direct mail, telephone solicitations and referrals. Throughout the year, the Bank sent over 24,000 pieces of direct mail to persons residing in its primary market area and made over 4,000 personal contacts with customers and prospects. In addition to direct marketing, the Bank gained a significant number of new relationships through customer referrals.

   Once an initial customer relationship is established with the Bank, the Bank's sales force then pursues expansion of that relationship through the sale of additional products and services. The Bank's salespeople manage a portfolio of assigned clients and prospects, and are measured by the overall profitability of those relationships.

   Recognizing that the future value of the Company's franchise is dependent upon the quality of the Bank's customer base, the Bank invested heavily in 1996 in attracting long-term, high-yield customers. The initial investment of acquiring relationships is reflected in the financial performance of the Company in 1996. Industry statistics show that retaining and expanding relationships with the right customers is less costly, and therefore more profitable, for financial institutions. The Bank believes it has attracted a customer base that represents potentially high-yield relationships and is working aggressively to prioritize and expand those relationships.

   In part through frequent contacts by the Bank's salesforce, the Bank has succeeded in retaining 95% of its customer relationships since the Bank
   commenced operations.   During 1996, the average household deposit size
   has grown from $20,000 to $30,000 and average loan size has grown from $56,000 to $84,000.

   In an effort to expand customer satisfaction and profitability, the Company has developed and implemented a database to track customer financial goals, needs and banking preferences. This database allows each employee to provide individualized service and product offerings, and to respond promptly to service requests.

   Commercial loan activity at the Bank expanded rapidly in the third and fourth quarters of 1996 with a significant percentage of assets employed in business lines and/or loans. The Bank continues to receive loan referrals from its business clients.

   Technology supports every aspect of the Company's business. The Company has an ongoing commitment to invest in state-of-the-art systems that enables the Bank to provide better service to our customers. On June 7, 1996, the Bank was the first bank in Wisconsin to offer full-service PC banking, called RidgeStone Connect . This on-line service enables the Bank's customers to access their accounts in real time, pay bills, transfer funds, access lines of credit, exchange e-mail and view product and rate information. About 18% of the Bank's consumer customers are enrolled in RidgeStone Connect . The Bank plans to introduce a business version of this service in the second quarter of 1997.

   Management's Discussion and Analysis

   Results of Operations. During the fiscal year ended December 31, 1996, the Company, as expected, reported a net loss of $1,271,070 or $1.52 per share, which was caused primarily by certain non-recurring expenses, the Company's early stage of development and the attraction strategies outlined earlier. Prior year comparisons are not meaningful because the Bank commenced operations on December 7, 1995, and, therefore, had only 3 weeks of operations during the prior fiscal year.

   The Company's return on average equity and return on average assets during fiscal 1996 is as follows:

        Return on average assets                -4.81%
        Return on average equity                -19.97%
        Dividend payout ratio on common stock   None
        Average equity to average assets        24.06%

   Net Interest Income. Total interest income during the period ended December 31, 1996 increased from $149,186 at the end of the first quarter to $1,583,724 at the end of the fourth quarter. The increase was due primarily to greater average outstanding balances in interest bearing assets, primarily loans. Net interest income consisted primarily of interest on loans, federal funds sold and interest-bearing deposits in banks. Management anticipates that interest income will continue to grow as the Bank's loan portfolio and other assets increase.

   The following table summarizes the distribution of the Company's loans at December 31, 1996 and December 31, 1995.

                                              December 31,

                                        1996                1995

     Commercial                      $ 6,967,836            389,908
     Real Estate:
        Construction                   2,565,144              6,304
        Commercial                     4,632,272            300,000
        Residential                    4,634,990             25,000
     Installment and Consumer            585,855              8,558
                                      ----------           --------
               Total Loans           $19,386,097            729,770
                                      ==========           ========


   Interest expense increased to $1,025,524 at December 31, 1996 from $65,105 at March 31, 1996 and represents interest paid to depositors. The increase in expense was primarily due to greater average outstanding balances in interest bearing liabilities, primarily deposits.

   Set forth below is a summary of the Company's average deposits and interest paid on such deposits during fiscal 1996 and fiscal 1995.


                                                 Rate                 Rate
                                     1996        Paid      1995       Paid

   Non-interest bearing demand    $2,086,618         --   $20,088        ---
   Interest-bearing demand           444,072      1.76%     7,720      1.45%
   Money Market demand             8,316,058      5.69%    68,032      4.95%
   Savings deposits                  326,895      2.89%     1,594      2.29%
   Time deposits                   8,763,340      6.11%     9,605      5.55%
                                   ---------     -----    -------      -----
        Total Deposits            $19,936,983     5.75%  $107,039      3.79%
                                   =========     =====    =======      =====



   Set forth below is a schedule of the maturities for the Company's time deposits of $100,000 or more.

                        3 Months   Over 3 mos.  Over 6 mos.
                         or less   thru 6 mos.  thru 12 mos.  Over 12 mos.
   Certificates of
     Deposit          $ 1,034,721     611,021       860,048       206,519
   Other Time
     Deposits                   0           0             0             0
                         --------     -------       -------       --------
                      $ 1,034,721     611,021       860,048       206,519
                        =========      =======      =======       =======

   Net interest income rose from $84,081 as of March 31, 1996 to $558,200 as of December 31, 1996. Net interest income represents the difference between interest income and interest expense. The following table sets forth an analysis of the interest rates and interest differential of the Company's earning assets, which earn interest income, and interest bearing liabilities, which accrue interest expense.

                                                        1996
                                        Average       Related      Yield
                                         Balance      Interest      Rate
     Earning assets:
        Time deposits in bank       $     680,715       37,226      5.47%
        Investments (taxable)           5,171,489      289,707      5.60%
        Investments (nontaxable)                0            0
        Funds sold                     11,642,626      614,803      5.28%
        Loans (a)(b)                    6,833,651      641,988      9.39%
                                       ----------    ---------      ----
             Total earning assets   $  24,328,480    1,583,724      6.51%
                                       ==========    =========      ====
     Interest bearing liabilities:
        NOW accounts                $     444,072        7,818      1.76%
        Savings accounts                  326,895        9,460      2.89%
        Money Market deposit
          accounts                      8,316,058      472,769      5.69%
        Time deposits                   8,763,340      535,477      6.11%
                                       ----------    ---------      ----
          Total interest bearing
            liabilities             $  17,850,366    1,025,524      5.75%
                                       ==========    =========      ====

     Interest spread                               $   558,200      0.76%
                                                       =======      ====
     Interest margin                               $   558,200      2.29%
                                                       =======      ====

   (a)  No loans have been placed on nonaccrual.

   (b)  Loan interest income includes net loan fees.


   Provision for Loan Losses. The provision for loan losses is based on management's evaluation of factors such as the local and national economy and the risk associated with the loans in the portfolio. The Company's reserve for loan losses was $334,740 as of December 31, 1996. Of that provision, $325,740 was charged against earnings in 1996. As of December 31, 1996, the Company's loan loss reserve was 1.73% of outstanding loans, which compares favorably to the average loan loss reserve within the Company's industry peer group which was 1.40% as of December 31, 1996. Set forth below is an analysis of the Company's provision for loan losses.

                                            1996         1995

   Beginning loan loss reserve              9,000            0

   Charge-offs:
        Commercial                              0            0
     Real Estate:
        Construction                            0            0
        Commercial                              0            0
        Other Mortgages                         0            0
        Installment-consumer                    0            0
   Recoveries:
        Commercial                              0            0
     Real Estate:
        Construction                            0            0
        Commercial                              0            0
        Other Mortgages                         0            0
        Installment-consumer                    0            0
                                         --------     --------
   Net Charge-offs                              0            0

   Additions charged to
    operations                            325,740        9,000
                                         --------     --------
   Balance at end of period               334,740        9,000
                                         ========     ========

   For each year ending December 31, the determination of the additions to loan loss reserve charged to operating expenses was based on an evaluation of the loan portfolio, current domestic economic conditions, and other factors.

   Management believes that the majority of risk in the Bank's loan portfolio lies in commercial loans, which include commercial real estate and construction loans. Accordingly, the Bank has allocated $80,474 or 24% of the reserve for loan losses to these loans, which comprise about 60% of the loan portfolio. The Bank has allocated $4,635 or about 1% of the reserve for loan losses to residential mortgages, which comprise about 24% of the loan portfolio. Consumer loans comprise about 3% of the loan portfolio, and $5,899 or about 2% of the reserve for loan losses is allocated to consumer loans. The Bank has allocated $4,366 of the reserve for loan losses to unfunded loan commitments, which total approximately $8,732,000. The balance of the reserve for loan losses or $239,366 is unallocated.

   There were no loan charge-offs or recoveries or any impaired loans during 1996. The Bank evaluated the adequacy of the reserve for loan losses based on an analysis of specific problem loans, as well as on an aggregate basis. The reserve for loan losses is maintained at a level management considers adequate to provide for potential future losses. The provision for loan losses accounted for 25.6% of the Company's net loss for the fiscal year ended December 31, 1996. The following table summarizes the Company's nonperforming loans as of December 31, 1996 and December 31, 1995.

                                      December 31,
                                    1996         1995

   Nonaccrual Loans                 0.00          0.00
   Past Due 90 Days+ (1)            0.00          0.00
   Restructured Loans (2)           0.00          0.00

   (1) Loans are generally placed in nonaccrual when contractually past due 90 days or more.
   (2) There were no restructured loans for each of the presented years.

   Each of the loans which becomes contractually past due 90 days or more as to principal or interest payments will be reviewed by management and reported to the Loan Committee of the Board of Directors of the Bank. These loans would then be placed on a nonaccrual basis.

   As of December 31, 1996, management, to the best of its knowledge, is not aware of any significant loans, group of loans or segments of the loan portfolio not included above, where there are serious doubts as the ability of the borrowers to comply with the present loan payment terms.

   Non-Interest Income and Expense. Other operating income was $52,855 as of December 31, 1996 and consisted of service charges on deposit accounts, merchant credit card processing services, loan fees, and commission income generated by the investment center. The Bank also realized a gain of $22,500 from the sale of securities.

   Operating expenses consisted primarily of salaries and benefits, occupancy and equipment expenses, data processing fees, marketing expenses, professional fees and other expenses. For 1996, payroll expense amounted to $719,544. Of that number, $16,650 was the employer contribution to the Company's 401(k) program. Occupancy expenses for the year amounted to $130,901.

   In fiscal 1996, the Bank's FDIC premiums were assessed at $500 a quarter as required by federal law.

   Financial Condition. The Bank reported total assets of $41,805,534 as of December 31, 1996, an increase of $31,378,211 from December 31, 1995. Loans prior to the allowance for loan losses increased from $729,770 to $19,386,097 or an increase of $18,656,327. In addition to the $19,386,097 in loans outstanding that the Bank reported on December 31, 1996, the Bank had unfunded loan commitments of $8,732,000. Loan demand continues to increase primarily through referrals and is augmented by an aggressive calling campaign on commercial customers.

   Cash and due from banks was $1,494,243 at December 31, 1996, and represents cash maintained at the Bank and funds that the Bank and the Company have deposited in other financial institutions. The Bank reported $13,259,000 of Federal Funds sold on December 31, 1996, which are inter-bank funds with daily liquidity. The Bank's loan-to-deposit funds ratio on December 31, 1996 was 54%. The Bank did not have any short-term borrowings during fiscal 1995 or fiscal 1996.

   The Bank increased its portfolio of investment securities during 1996. A portion of these securities were purchased with the intent to hold the securities until they mature. Another portion of the securities was placed in the available for sale category as the securities may be liquidated to provide cash for operating or financing purposes. The following table summarizes those securities:

                                                            After 1      After 5
                                             1 Year or   year through years through
                                               less         5 years      10 years       Total

   Available for Sale Securities:
       U. S. Treasury and other U. S.
          Gov't agencies and
          corporations                          $     0      $489,793       $     0     $489,793
       Weighted average yield                      0.00%         6.27%         0.00%        6.27%
       Corporate Securities                     536,288             0             0      536,288
       Weighted average yield                      0.86%         0.00%         0.00%        0.86%
            TOTAL AVAILABLE FOR
              SALE                              536,288       489,793             0     1,026,081
                                                ========      ========      ========    =========
            Weighted Avg. Yield of Total           0.86%         6.27%         0.00%        3.44%
                                                ========      ========      ========    =========
   Held to Maturity Securities:
       U. S. Treasury and other U. S.
         Gov't agencies and corporations       $249,766     $4,005,840     $750,000    $5,005,606
       Weighted average yield                      6.08%         6.59%         7.00%        6.62%
            TOTAL HELD TO
               MATURITY                         249,766      4,005,840      750,000     5,005,606
                                                ========     =========      ========   ==========
            Weighted Avg. Yield of Total           6.08%         6.59%         7.00%        6.62%
       TOTAL                                    786,054      4,495,633      750,000     6,031,687
                                                ========    ==========      ========   ==========
       Weighted Avg. Yield of Total                2.52%         6.55%         7.00%        6.08%
                                                ========    ==========      ========   ==========


   Amortized costs and fair values of available for sale securities are discussed in Notes C and D, respectively, to the Company's Consolidated Financial Statements.

   The Company's office building, leasehold improvements and equipment less accumulated depreciation and amortization increased from $1,056,738 to $1,511,222. This increase was primarily due to the renovation of the new drive-up facility and phone center.

   The Bank experienced significant deposit growth during fiscal 1996. Total deposits increased to $35,668,660 as of December 31, 1996 from $3,308,531 on December 31, 1995. Every category of deposits increased during each quarter of 1996.

   Accrued interest payables and other liabilities of $268,869 at December 31, 1996 were made up of accrued interest payable on deposit accounts and accounts payable.

   Capital Resources. The Bank's most recent notification from the regulatory agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain the minimum total risk-based, Tier I risk-based, and leverage ratios as set forth in Item 1. "Description of Business--Supervision and Regulation." There have been no conditions or events since these notifications that management believes will change the Bank's classification. See Note Q to the Company's Consolidated Financial Statements.

   The Company has made a commitment to the Federal Reserve Bank of Chicago that it will not raise any debt until December 7, 2000, without prior approval from the Federal Reserve System.

   The Bank has committed to the FDIC that it will maintain a Tier I capital to total asset ratio of not less than 8% for its first three years of operations starting December 7, 1995.

   Asset/Liability Management. The principal function of asset/liability management is to manage the balance sheet mix, maturities, repricing characteristics and pricing components to provide an adequate and stable net interest margin with an acceptable level of risk over time and through interest rate cycles.

   Interest-sensitive assets and liabilities are those that are subject to repricing within a specific relevant time horizon. The Company measures interest-sensitive assets and liabilities, and their relationship with each other at terms of immediate, quarterly intervals up to one year, and over one year.

   Changes in net interest income, other than volume related changes, arise when interest rates on assets reprice in a time frame or interest rate environment that is different from the repricing period for liabilities. Changes in net interest income also arise from changes in the mix of interest earning assets and interest-bearing liabilities.

             The following table summarizes the maturities and sensitivity to changes in interest rates of the Company's loan portfolio at December 31, 1996.

                                              Loan Maturities                        Amount over one year with
                                                                                             Floating or
                                             After 1                                Pre-         adj.
                                 1 Year     Through 5    After 5                 determined    interest     Total
                                 or less       yrs        years       Total         rates       rates

   December 31,
      1996
     Commercial                  6,718,000   4,844,000      38,000   11,600,000    4,246,000     386,000   4,632,000
     Real estate-
       construction              2,179,000     386,000            0   2,565,000            0           0           0
                                 ---------   ---------   ----------  ----------   ----------  ----------   ---------
   TOTAL                         8,897,000   5,230,000       38,000  14,165,000    4,246,000     386,000   4,632,000
                                 =========   =========   ==========  ==========   ==========  ==========   =========


   The Company's strategy with respect to asset/liability management is to maximize net interest income while limiting exposure to potential downward movement. This strategy is implemented by the Bank's management, which takes action based upon its analysis of the Bank's present positioning, its desired future positioning, economic forecasts, and its goals. The Company's goal is to maintain a cumulative GAP of +or- 25% of assets at the 0 to 359 day time frame.

   The following table summarizes the repricing opportunities as of December 31, 1996, for each major category of interest-bearing asset and interest-bearing liability:

                         0-89     90-179     180-359     +360
    (Millions)           Days      Days       Days       Days     Total

    Investments         $13.3        0.0         0.2      4.5     18.0
    Loans               $ 9.8        0.7         1.4      6.7     18.6
    Total Rate
     Sensitive Assets   $23.1        0.7         1.6     11.2     36.6
    Rate Sensitive
     Liabilities (1)    $23.8        3.4         3.5      1.6     32.3
    GAP                  (0.7)      (2.7)       (1.9)     9.6
    Cumulative GAP       (0.7)      (3.4)       (5.3)     4.3
    GAP/Rate
     Sensitive Assets      -3%       -14%        -21%      12%


        (1) Savings, NOW, and Money Market Demand Deposits are considered as immediately repricable.

   Liquidity. For banks, liquidity generally represents the ability to meet withdrawals from deposits and the funding of loans. The assets that provide liquidity are cash, federal funds sold and short-term loans and securities. Liquidity needs are influenced by economic conditions, interest rates and competition. Management believes that current liquidity levels are sufficient to meet future demands. Management believes the current liquidity position of the Bank allows it opportunity to expand the Bank's loan portfolio and account for any deposit withdrawals which may occur. As of December 31, 1996, the Bank had $15,989,693 available to meet future demand.

   Impact of Inflation and Changing Prices. Unlike most industries, essentially all of the assets and liabilities of a bank are monetary in nature. As such, the level of prices has less effect than do interest rates. Prices and interest rates do not always move in the same direction. The Company's consolidated financial statements and notes are generally prepared in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation.

       DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
                       Average Balance Sheet

                                                    1996

   Cash and due from banks                  $        900,071

   Federal funds sold and securities
    purchased under agreement to
    resell                                        11,642,626
   Interest-bearing deposits in other
    banks                                            680,715
   Investment securities:
       U.S. Treasury agency and other              5,171,489
       Unrealized Gain (Loss) on
        securities

   Loans:
       Real estate mortgages                         709,204
       Consumer-net                                1,901,982
       Commercial and other                        4,264,643
                                                  ----------
            Total                                  6,875,829
       Less allowance for loan losses                 42,178
                                                  ----------
            Net loans                              6,833,651
   Fixed assets                                    1,087,955
   Other assets                                      133,839
                                                  ----------
            Total assets                    $     26,450,345
                                                  ==========
   Interest-bearing deposits:
       NOW accounts                         $        444,072
       Savings accounts                              326,895
       Money Market deposit accounts               8,316,058
       Time deposits                               8,763,340
                                                  ----------
            Total interest-bearing
              deposits                            17,850,366

       Demand deposits                             2,086,618
                                                  ----------
             Total deposits                       19,936,983
   Other liabilities                                 148,611
                                                  ----------
             Total liabilities                    20,085,594
   Equity capital                                  6,364,750
                                                  ----------

             Total liabilities and
                capital                     $     26,450,345
                                                  ==========


   Item 7.   Financial Statements

                                                                         Page

   Independent Auditor's Report  . . . . . . . . . . . . . . . . . . . . . 25

   Consolidated Balance Sheet  . . . . . . . . . . . . . . . . . . . . . . 26

   Consolidated Statement of Income  . . . . . . . . . . . . . . . . . . . 27

   Consolidated Statement of Changes in Stockholders' Equity . . . . . . . 28

   Consolidated Statement of Cash Flows  . . . . . . . . . . . . . . . . . 29

   Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . 30

                                                      CONLEY McDONALD
                                                Certified Public Accountants
                                                        & Consultants


                         INDEPENDENT AUDITOR'S REPORT


   Board of Directors
   RidgeStone Financial Services, Inc.
   Brookfield, Wisconsin

   We have audited the accompanying consolidated balance sheets of RidgeStone Financial Services, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year ended December 31, 1996 and period from March 31, 1995 through December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RidgeStone Financial Services, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the year ended December 31, 1996 and period from March 31, 1995 through December 31, 1995, in conformity with generally accepted accounting principles.



                                  CONLEY McDONALD LLP


   Brookfield, Wisconsin
   January 24, 1997

   RIDGESTONE FINANCIAL SERVICES, INC.

   CONSOLIDATED BALANCE SHEETS
   December 31, 1996 and 1995

   ASSETS                                   1996                1995

      Cash and due from banks (Note B)     $  1,494,243        $   527,132

      Federal funds sold                     13,259,000          5,627,000

      Interest-bearing deposits in banks        184,637          2,444,031
                                             ----------          ---------
            Cash and cash equivalents        14,937,880          8,598,163

      Available for sale securities
         stated at fair value (Note C)        1,051,813               -
      Held to maturity securities, fair
         value of $5,041,826 and $-0- in
         1996 and 1995 respectively
         (Note D)                             5,005,606               -
      Loans, less allowance for loan
         losses of $334,740 and $9,000
         in 1996 and 1995 respectively
         (Notes E, F and N)                  19,051,357            720,770

      Office building, leasehold
         improvements and equipment,
         net (Note G)                         1,511,222          1,056,738

      Accrued interest receivable
         and other assets                       247,656             51,652
                                            -----------         ----------
            Total assets                   $ 41,805,534        $10,427,323
                                            ===========         ==========

   LIABILITIES & STOCKHOLDERS' EQUITY

   Liabilities:
      Deposits: (Note H)
         Demand                            $  3,365,496        $ 1,492,249
         Savings and NOW accounts            17,282,081               -
         Other Time                          15,021,083          1,816,282
                                            -----------         ----------
            Total deposits                   35,668,660          3,308,531

      Accrued interest payable and
         other liabilities                      268,869              5,449
                                            -----------         ----------
            Total liabilities                35,937,529          3,313,980
                                            -----------         ----------

   Commitments and contingencies
      (Notes L, M and T)

   Stockholders' equity: (Note O)

      Common stock, no par value;
         1,000,000 shares authorized,
         834,340 shares issued and
         outstanding (Note O)                 7,721,399          7,721,399

      Retained deficit (Notes P,
         Q and T)                            (1,879,126)          (608,056)
                                            -----------         ----------
                                              5,842,273          7,113,343
      Unrealized gain on available
         for sale securities, net                25,732              -
                                            -----------         ----------
            Total stockholders' equity        5,868,005          7,113,343
                                            -----------         ----------
            Total liabilities and
               stockholders' equity        $ 41,805,534        $10,427,323
                                            ===========         ==========

   See Notes to Consolidated Financial Statements.

   RIDGESTONE FINANCIAL SERVICES, INC.

   CONSOLIDATED STATEMENTS OF INCOME
   Year ended December 31, 1996 and Period from
   March 31, 1995 through December 31, 1995

                                               1996                1995

   Interest income:
      Interest and fees on loans
         (Note E)                          $    641,988        $     4,927
      Interest on securities - taxable          289,707              -
      Interest on Federal funds                 614,803             20,307
      Interest on deposits in banks              37,226              6,156
                                            -----------         ----------
            Total interest income             1,583,724             31,390
                                            -----------         ----------

   Interest expense - interest on
      deposits (Note I)                       1,025,524              4,055

   Net interest income before
      provision for loan losses                 558,200             27,335
   Provision for loan losses (Note F)           325,740              9,000
                                            -----------         ----------
            Net interest income after
              provision for loan losses         232,460             18,335
                                            -----------         ----------

   Other operating income:
      Service charges on deposit accounts         7,829                335
      Gain on sale of securities, net
         (Note C)                                22,500                -
      Other                                      22,526                -
                                            -----------         ----------
            Total other operating income         52,855                335

   Other operating expenses:
      Salaries and employee benefits
         (Note K)                               719,544             39,220
      Occupancy expenses (Notes G and L)        130,901             10,375
      Equipment expenses (Note G)               167,700                -
      Data processing fees                       80,632                -
      Other                                     456,674              1,682
      Pre-opening expenses (Notes
         R and S)                                 -                575,449
                                            -----------         ----------
            Total other operating
              expenses                        1,555,451            626,726
                                            -----------         ----------

   Loss before income taxes                  (1,270,136)          (608,056)
   Income taxes (Note J)                            934                -
                                            -----------         ----------

            Net loss                       $ (1,271,070)       $  (608,056)
                                            ===========         ==========
            Loss per share of
              common stock                 $      (1.52)       $     (0.73)
                                            ===========         ==========
            Weighted average shares
              outstanding                       834,340            834,340
                                            ===========         ==========

   See Notes to Consolidated Financial Statements.

   RIDGESTONE FINANCIAL SERVICES, INC.

   CONSOLIDATED STATEMENTS OF CHANGES
       IN STOCKHOLDERS' EQUITY

   Year ended December 31, 1996 and Period from
       March 31, 1995 through December 31, 1995

                                                    Unrealized
                                                      gain on         Total
                                                     available       stock-
                          Common       Retained      for sale       holders'
                           stock        deficit     securities       equity

   Balance, March 31,
    1995                 $      -     $      -      $      -      $      -

      Proceeds from sale
       of 834,340 shares
       of common stock,
       net of stock
       offering costs
       (Note O)           7,721,399          -             -       7,721,399
      Net loss                  -       (608,056)          -        (608,056)
                          ---------    ---------      --------     ---------

   Balance, December 31,
    1995                  7,721,399     (608,056)          -       7,113,343
      Net loss                  -     (1,271,070)          -      (1,271,070)
      Change in
       unrealized
       gain on avail-
       able for sale
       securities, net          -            -          25,732        25,732
                          ---------    ---------      --------     ---------
   Balance, December 31,
    1996                $ 7,721,399 $ (1,879,126)    $  25,732    $5,868,005
                          =========    =========      ========     =========


   See Notes to Consolidated Financial Statements.

   RIDGESTONE FINANCIAL SERVICES, INC.

   CONSOLIDATED STATEMENTS OF CASH FLOWS
   Year ended December 31, 1996 and Period from
      March 31, 1995 through December 31, 1995

                                                     1996           1995

   Cash flows from operating activities:

      Net loss                                 $ (1,271,070)    $ (608,056)
      Adjustments to reconcile net
       loss to net cash used in
       operating activities:
         Depreciation                               182,032         96,689
         Provision for loan losses                  325,740          9,000
         Gain on sale of investment
          securities                                (22,500)          -
         Amortization of organizational
          costs                                       2,275            519
         (Increase) decrease in assets:
            Interest receivable                    (200,631)        (2,483)
            Other assets                              2,352        (49,688)
         Increase in liabilities:
            Accrued interest                        250,002          3,921
            Other liabilities                        13,418          1,528
                                                 ----------      ---------
               Total adjustments                    552,688         59,486
                                                 ----------      ---------
               Net cash used in operating
                activities                         (718,382)      (548,570)
                                                 ----------      ---------

   Cash flows from investing activities:
      Proceeds from sales of available for
         sale securities                          9,335,817           -
      Purchase of available for sale
         securities                             (10,339,643)          -
      Proceeds from maturities of held to
         maturity securities                        500,000           -
      Purchase of held to maturity
         securities                              (5,505,361)          -
      Purchase of office building,
         leasehold improvements and
         equipment                                 (636,516)    (1,153,427)
      Net increase in loans                     (18,656,327)      (729,770)
                                                 ----------      ---------
            Net cash used in investing
               activities:                      (25,302,030)    (1,883,197)
                                                 ----------      ---------

   Cash flows from financing activities:
      Net increase in deposits                   32,360,129      3,308,531
      Proceeds from the issuance of
         common stock, net                             -         7,721,399
      Proceeds from notes payable                      -           414,900
      Payment of notes payable                         -          (414,900)
                                                 ----------      ---------
            Net cash provided by financing
               activities                        32,360,129     11,029,930
                                                 ----------      ---------
            Increase in cash and cash
               equivalents                        6,339,717      8,598,163

   Cash and cash equivalents:
      Beginning                                   8,598,163           -
                                                 ----------      ---------
      Ending                                   $ 14,937,880    $ 8,598,163
                                                 ==========      =========
   Supplemental disclosures of cash
      flow information:
      Cash paid for:
         Interest                              $    775,522     $    5,212
                                                 ==========      =========
         Income taxes                          $        934     $     -
                                                 ==========      =========
   Supplemental schedule of non-cash
    investing and financing activities:
      Net change in unrealized gain on
         available for sale securities          $    25,732     $     -
                                                 ==========      =========


   See Notes to Consolidated Financial Statements.

   RIDGESTONE FINANCIAL SERVICES, INC.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Note A.  Summary of Significant Accounting Policies

   1.   Consolidation:

   The consolidated financial statements of RidgeStone Financial Services, Inc. include the accounts of its wholly owned subsidiary, RidgeStone Bank. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and conform to general practices within the banking industry. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

   2.   Nature of banking activities:

   The consolidated income of RidgeStone Financial Services, Inc. (the "Company") is principally from income of its subsidiary, RidgeStone Bank. RidgeStone Bank (the "subsidiary Bank") grants commercial, installment and residential loans and accepts deposits from customers primarily in southeastern Wisconsin. The subsidiary Bank is subject to competition from other financial institutions and nonfinancial institutions providing financial products. Additionally, the Company and the subsidiary Bank are subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

   3.   Basis of financial statement presentation:

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

   4.   Cash and cash equivalents:

   For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and investments with an original maturity of three months or less. Generally, federal funds are sold for one-day periods.

   The subsidiary Bank maintains amounts due from banks which, at times, may exceed federally insured limits. The subsidiary Bank has not experienced any losses in such accounts.

   5.   Available for sale securities:

   Securities classified as available for sale are those debt securities that the Company and its subsidiary Bank intend to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the subsidiary Bank's assets and liabilities, liquidity needs, regulatory capital consideration, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

   6.   Held to maturity securities:

   Securities classified as held to maturity are those debt securities the Company and its subsidiary Bank has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost, adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives. The sale of a security within three months of its maturity date or after collection of at least 85 percent of the principal outstanding at the time the security was acquired is considered a maturity for purposes of classification and disclosure.

   7.   Loans:

   Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the amount of unpaid principal, reduced by the allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. The accrual of interest income on impaired loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payment of interest or principal when they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Cash collections on impaired loans are credited to the loan receivable balance, and no interest income is recognized on those loans until the principal balance is current. Accrual of interest is generally resumed when the customer is current on all principal and interest payments and has been paying on a timely basis for a period of time.

   Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the interest method over the contractual life of the loans, adjusted for estimated prepayments based on the subsidiary Bank's historical prepayment experience.

   8.   Allowance for loan losses:

   The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluation of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. Impaired loans (primarily commercial loans) are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

   In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require the subsidiary Bank to make additions to the allowance for loan losses based on their judgments of collectibility based on information available to them at the time of their examination.

   9.   Office building, leasehold improvements and equipment:

   Depreciable assets are stated at cost less accumulated depreciation. Provisions for depreciation are computed on straight-line and accelerated methods over the estimated useful lives of the assets, which are 39 years for office building and leasehold improvements and 3 to 7 years for equipment.

   10.  Profit-sharing plan:

   The Company has established a trusteed contributory 401(k) profit-sharing plan for qualified employees. The Company's policy is to fund contributions as accrued.

   11.  Income taxes:

   The Company files a consolidated federal income tax return and individual subsidiary state income tax returns. Accordingly, amounts equal to tax benefits of those companies having taxable federal losses or credits are reimbursed by the other companies that incur federal tax liabilities.

   Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to the reserve for loan losses, operating loss carryforwards and fixed assets. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

   12.  Off-balance-sheet financial instruments:

   In the ordinary course of business, the subsidiary Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

   13.  Per share data:

   Net loss per common share data has been computed based upon the weighted average number of shares outstanding during the period.

   14.  Fair value of financial instruments:

   Financial Accounting Standards Board Statement No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

   The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

        Carrying amounts approximate fair values for the following instruments:

            Cash and cash equivalents
            Federal funds sold
            Accrued interest receivable
            Accrued interest payable
            Variable rate loans that reprice frequently where no
               significant change in credit risk has occurred
            Demand deposits
            Variable rate money market accounts
            Variable rate certificate of deposit
            Available for sale securities

        Quoted market prices:

        Where available, or if not available, based on quoted market prices of comparable instruments for the following instrument:

            Held to maturity securities

        Discounted cash flows:

        Using interest rates currently being offered on instruments with similar terms and with similar credit quality:

            All loans except variable rate loans described above
            Fixed rate certificates of deposit

        Quoted fees currently being charged for similar instruments:

        Taking into account the remaining terms of the agreements and the counterparties' credit standing:

            Off-balance-sheet instruments:
               Letters of credit
               Lending commitments

   Since the majority of the Company's off-balance-sheet instruments consists of nonfee-producing, variable rate commitments, the Company has determined it does not have a distinguishable fair value.

   Note B. Cash and Due from Banks

   At this time, the Federal Reserve Bank has not required the Company's bank subsidiary to maintain vault cash or reserve balances with the Federal Reserve Bank based upon a percentage of deposits.

   Note C. Available for Sale Securities

   Amortized costs and fair values of available for sale securities as of December 31, 1996 are summarized as follows:

                                            December 31, 1996
                                         Gross         Gross
                         Amortized    unrealized    unrealized     Fair
                           cost          gains        losses       value

   U.S. Treasury
    securities         $  489,793      $  8,709     $ (2,564)  $  495,938

   Equity securities      536,288        26,775       (7,188)     555,875
                        ---------        ------      -------    ---------
                       $1,026,081      $ 35,484     $ (9,752)  $1,051,813
                        =========        ======      =======    =========

   The amortized cost and fair value of available for sale securities as of December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities in other equity securities since the anticipated maturities are not readily determinable. Therefore, these securities are not included in the maturity categories in the following maturity summary:

                                               December 31, 1996
                                       Amortized                Fair
                                         Cost                   Value

   Due after one year through
      5 years                         $ 489,793              $ 495,938
                                       ========              =========


   Realized gains and losses on sale of available for sale securities as of December 31, 1996 are as follows:

   Gross gains                                                $ 22,500
   Gross losses                                                    -
                                                               -------
                                                              $ 22,500
                                                               =======


   There were no available for sale securities at December 31, 1995.

   Note D.   Held to Maturity Securities

   Amortized costs and fair values of held to maturity securities as of December 31, 1996 are summarized as follows:

                                            December 31, 1996
                                         Gross         Gross
                         Amortized    unrealized    unrealized     Fair
                           cost          gains        losses       value

   U.S. Treasury
    securities        $ 2,757,325      $ 25,800    $    -      $2,783,125

   Obligations of
    other U.S.
    government
    agencies and
    corporations        2,248,281        10,850         (430)   2,258,701
                        ---------        ------        -----   ----------
                      $ 5,005,606      $ 36,650       $ (430) $ 5,041,826
                        =========        ======        =====   ==========

   The amortized cost and fair value of held to maturity securities as of December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities in mortgage-backed securities since the anticipated maturities are not readily determinable. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                                               December 31, 1996
                                       Amortized                Fair
                                         Cost                   Value

   Due in one year or less           $  249,766             $  250,859
   Due after one year
    through five years                4,005,840              4,037,747
                                      ---------              ---------
   Due after five years
    through ten years                   750,000                753,220
                                      ---------              ---------
                                    $ 5,005,606            $ 5,041,826
                                      =========              =========

   There were no held to maturity securities at December 31, 1995.

   Note E.   Loans

   Major classifications of loans are as follows:

                                               December 31, 1996
                                         1996                   1995

   Commercial                      $  6,967,836              $ 389,908
   Real estate:
      Construction                    2,565,144                  6,304
      Commercial                      4,632,272                300,000
      Residential                     4,634,990                 25,000
   Installment and consumer             585,855                  8,558
                                     ----------               --------
                                     19,386,097                729,770
   Allowance for loan losses           (334,740)                (9,000)
                                     ----------               --------
          Net loans                $ 19,051,357              $ 720,770
                                     ==========               ========

   There were no loans that were impaired at December 31, 1996 or 1995. There was no interest income recognized on a cash basis during the year ended December 31, 1996 or the period ended
   December 31, 1995.

   Certain directors, executive officers and principal shareholders of the Company, and their related interests, had loans outstanding in the aggregate amounts of $1,223,122 and $312,815 at December 31, 1996 and 1995 respectively. During 1996, $1,197,581 of new loans were made with $287,274 of repayments. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and did not involve more than normal risks of collectibility or present other unfavorable features.

   Note F.   Allowance for Loan Losses

   The allowance for loan losses reflected in the consolidated financial statements represents the allowance available to absorb loan losses. An analysis of changes in the allowance is presented in the following tabulation:

                                               December 31, 1996
                                         1996                   1995

   Balance, beginning                 $   9,000               $   -
      Loans charged off                    -                      -
      Recoveries on loans previously
          charged off                      -                      -
      Provision charged to operations   325,740                  9,000
                                        -------                -------

   Balance, ending                    $ 334,740               $  9,000
                                        =======                =======


   Note G.   Office Building, Leasehold Improvements and Equipment

   Office building, leasehold improvements and equipment are stated at cost less accumulated depreciation and amortization and are summarized as follows:

                                               December 31, 1996
                                         1996                   1995

   Land                              $   72,200             $   72,200
   Building and leasehold
      improvements                    1,015,898                549,578
   Furniture and equipment              701,845                531,649
                                      ---------              ---------
                                      1,789,943              1,153,427
      Less accumulated depreciation
          and amortization              278,721                 96,689
                                      ---------              ---------
            Total office building,
              leasehold improve-
              ments and equipment    $1,511,222             $1,056,738
                                      =========              =========

   Depreciation and amortization expense amounted to $182,032 and $96,689 in 1996 and 1995 respectively.

   Note H.   Deposits

   The aggregate amount of other Time deposits (including CD's), each with a minimum denomination of $100,000, was $2,712,309 and $100,000 in 1996 and 1995 respectively.

   At December 31, 1996, the scheduled maturities of other Time deposits are as follows:

   1997                                    $    13,427,578
   1998                                            822,131
   1999                                            345,440
   2000                                            265,863
   2001                                            160,071
                                                ----------
                                           $    15,021,083
                                                ==========


   Note I.   Interest on Deposits

   Interest expense on deposits is as follows:

                                               December 31, 1996
                                         1996                   1995

   NOW accounts                     $     7,818              $     112
   Money market demand accounts         472,769                  3,369
   Savings deposits                       9,460                     36
   Time, $100,000 or greater             94,837                    356
   Time, under $100,000                 440,640                    182
                                      ---------               --------
          Total                     $ 1,025,524              $   4,055
                                      =========               ========

   Note J.   Income Taxes

   The provision for income taxes included in the accompanying consolidated financial statements consists of the following:

                                               December 31, 1996
                                         1996                   1995

   Current taxes:
      Federal                        $     -                 $    -
      State                                 934                   -
                                      ---------               --------
                                            934                   -

   Deferred income taxes (benefit):
      Federal                              -                      -
      State                                -                      -
                                      ---------               --------

          Total provision for
            income taxes             $      934              $    -
                                      =========               ========


   At December 31, 1996, the Company had a net operating loss carryforward for income tax purposes of approximately
   $1,279,000, of which, if not utilized to reduce taxable income in future periods will expire as follows:

   Year ending December 31,
      2010                          $   77,000
      2011                           1,202,000
                                     ---------
                                   $ 1,279,000
                                     =========

   The following amounts make up the deferred tax assets and liabilities reduced by a valuation allowance:

                                               December 31, 1996
                                         1996                   1995

   Deferred tax assets:
      Allowance for loan losses        $ 70,681              $    -
      Depreciation                       22,942                 32,255
      Start up costs                    150,224                188,580

          Net operating loss
             carryforward               496,684                 30,429

   Deferred tax liabilities:
      Allowance for loan losses         (11,561)                  -
      Unrealized gain on available
        for sale securities              (1,016)                  -
      Other                                (419)                  -
      Valuation                        (739,096)              (239,703)


   Note K.   Profit Sharing Plan

   The Company established a 401(k) plan during 1996. The Company contributed $16,650 in 1996.

   Note L.   Facilities Lease

   Lease expense for the years ended December 31, 1996 and 1995 was $88,771 and $41,275 respectively. The lease term which is accounted for as an operating lease, expires on May 31, 2000, requires monthly base rental payments of $6,828 and has two five-year renewal options. The Company also has the option of purchasing the building upon the fourth anniversary of the commencement of the lease for $1,000,000.

   In connection with the lease of the subsidiary Bank's main office, the Company paid broker's commissions to an organizer of the subsidiary Bank, and to an affiliate of a director of the Company and director of the subsidiary Bank, in the amount of $6,584 and $2,425 in 1996 and 1995 respectively. Additional commissions may be payable if the Company exercises its options for further lease terms and if the Company later purchases the shopping mall in which the subsidiary Bank premises are located.

   Minimum future rental payments under the noncancelable operating lease are:

   Year ending December 31,

        1997                          $  81,936
        1998                             81,936
        1999                             81,936
        2000                             34,140
                                        -------
             Total minimum future
               rental payments        $ 279,948
                                        =======


   Note M.   Commitments and Contingencies

   In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

   The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, financial guarantees and standby letters of credit. They involve, to varying degrees, elements of credit risk in excess of amounts recognized on the consolidated balance sheet.

   The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and issuing letters of credit as it does for on-balance-sheet instruments.

   A summary of the contract or notional amount of the Company's exposure to off-balance-sheet risk as of December 31 is as follows:

                                         1996                   1995

   Financial instruments whose
      contract amounts represent
      credit risk:

         Commitments to extend
            credit                  $ 8,373,142            $ 1,007,754
         Credit card commitments    $   297,615            $    15,500
         Commercial letters of
            credit                  $    60,955            $      -


   Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties. Credit card commitments are unsecured.

   The Company and the subsidiary Bank do not engage in the use of interest rate swaps, futures, forwards or option contracts.

   Note N.  Concentration of Credit Risk

   Practically all of the subsidiary Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the subsidiary Bank's market area. Although the subsidiary Bank has a diversified loan portfolio, the ability of its debtors to honor their contracts is dependent on the economic conditions of the counties surrounding the subsidiary Bank. The concentration of credit by type of loan are set forth in note E.

   Note O.  Stockholders' Equity

   Common stock at December 31, 1996 represents 834,340 shares issued at no par value per share less associated costs for professional fees and underwriting discounts and commissions.

   Proceeds from public stock offering
      at $10 per share                                     $ 8,343,400
   Associated costs                                           (622,001)
                                                            ----------
   Common stock (net)                                      $ 7,721,399
                                                            ==========

   In 1996, the Company established an Incentive Stock Option Plan which was approved by the directors at the July 1996 board of directors meeting, providing for the granting of options for up to 100,000 shares of common stock to key officers and employees of the Company. These stock option grants have been awarded to employees in 1996, but not exercisable until shareholder approval of the Plan takes place at the 1997 annual meeting. Options are granted at the current market value unless the stock is traded on a public market which it is then granted at the average of the high and the low for the year, provided, however, if the principal market is a national exchange, the grant price shall be the last reported sales price. Options may be exercised 33.33% per year beginning one year after the date of the grant and must be exercised within a ten year period.

   Activity of the Incentive Stock Option Plan is summarized in the following table:

                                     Options       Options     Option price
                                    available    outstanding     per share

   Balance, December 31, 1995            -             -         $     -
      Stock options authorized       100,000           -               -
      Granted                        (49,025)        49,025          11.75
      Exercise of stock option           -             -               -
      Canceled                           -             -               -
                                    --------        -------       --------
   Balance, December 31, 1996         50,975         49,025
                                    ========        =======


   The Company applies APB Opinion 25 and related interpretation in accounting for its Plan. Accordingly, no compensation cost has been recognized for its incentive stock option plan. The effect on net income had the Company adopted FASB Statement No. 123 would be immaterial.

   Note P. Retained Earnings and Restriction on Dividends

   The principal source of income and funds of the Company will be dividends from the subsidiary Bank. Under Wisconsin law, the subsidiary Bank will be restricted as to the maximum amount of dividends it may pay on its common stock. A Wisconsin bank may not pay dividends except out of net profits. Unless exempted by the Office of Commissioner of Banking for the State of Wisconsin (the "Commissioner"), a state bank may not pay any dividend until an amount equal to at least 20% of net profits for the preceding half year or dividend period has been transferred to surplus. Such transfers are required until the surplus fund equals 100% of the bank's capital stock. A bank's ability to pay dividends may also be restricted in the event that losses in excess of undivided profits have been charged against surplus and in certain other circumstances. Federal regulators have authority to prohibit a bank from engaging in any action deemed by them to constitute an unsafe or unsound practice, including the payment of dividends. In addition to the foregoing, Wisconsin business corporations such as the Company are prohibited by Wisconsin law from paying dividends while they are insolvent or if the payment of dividends would render them unable to pay debts as they come due in the usual course of business.

   Federal Reserve Board policy provides that a bank holding company should not pay dividends unless (i) the dividends can be fully funded out of net income from the Company's net earnings over the prior year and (ii) the prospective rate of earnings retention appears consistent with the Company's (and its subsidiary) capital needs, asset quality and overall financial conditions.

   Note Q.  Regulatory Capital Requirements

   The subsidiary Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the subsidiary Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the subsidiary Bank must meet specific capital guidelines that involve quantitative measures of the subsidiary Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The subsidiary Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk- weightings, and other factors.


   Quantitative measures established by regulation to ensure capital adequacy requires the subsidiary Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, the subsidiary Bank meets all capital adequacy requirements to which it is subject.


   As of December 31, 1996, the most recent notification from the regulatory agencies categorized the subsidiary Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the subsidiary Bank must maintain minimum total risk-based, Tier I risk-based, and leverage ratios as set forth in the table. There are no conditions or events since these notifications that management believes have changed the institution's category.

   Below is a comparison of the Company and subsidiary Bank's 1996 and 1995 actual with the minimum requirements for well-capitalized and adequately capitalized banks, as defined by the federal regulatory agencies' Prompt Corrective Action Rules:

                                                                                                To be well
                                                                                             capitalized under
                                                                  For capital                prompt corrective
                                            Actual             adequacy purposes             action provisions
                                      Amount      Ratio      Amount         Ratio            Amount         Ratio

   As of December 31, 1996:
      Total capital (to risk
       weighted assets):
         RidgeStone Financial
            Services, Inc.        $ 6,125,583      27.1%    $ 1,809,072          8.0%     $ 2,261,340          10.0%
         RidgeStone Bank            5,074,748      23.1%      1,754,262          8.0%       2,192,828          10.0%

      Tier I capital (to risk
       weighted assets):
         RidgeStone Financial
            Services, Inc.        $ 5,842,273      25.8%    $   904,536          4.0%      $1,356,804           6.0%
         RidgeStone Bank            4,799,897      21.9%        877,131          4.0%       1,315,697           6.0%

      Tier I capital (to average
       assets):
         RidgeStone Financial
            Services, Inc.        $ 5,842,273      21.5%    $ 1,085,076          4.0%      $1,356,345           5.0%
         RidgeStone Bank            4,799,897      19.0%      1,009,802          4.0%       1,262,253           5.0%

   As of December 31, 1995:
      Total capital (to risk
       weighted assets):
         RidgeStone Financial
            Services, Inc.        $ 7,122,343     201.9%      $ 282,212          8.0%        $352,766          10.0%
         RidgeStone Bank            4,438,577     152.7%        231,892          8.0%         289,864          10.0%

      Tier I capital (to risk
       weighted assets):
         RidgeStone Financial
            Services, Inc.        $ 7,113,343     201.6%      $ 141,106          4.0%        $211,659           6.0%
         RidgeStone Bank            4,429,577     152.4%        115,946          4.0%         173,919           6.0%

      Tier I capital (to average
       assets):
         RidgeStone Financial
            Services, Inc.        $ 7,113,343      68.2%      $ 329,257          4.0%        $411,571           5.0%
         RidgeStone Bank            4,429,577      80.0%        221,552          4.0%         276,940           5.0%


   Note R.  Development Stage Company

   During a portion of 1995, the Company was a development stage company as its wholly owned subsidiary, RidgeStone Bank, had not yet commenced its planned principal operations of banking. The subsidiary Bank commenced operations on December 7, 1995 and at that time the Company ceased to be a development stage company.

   Note S.  Pre-Opening Expenses

   Pre-opening expenses represent expenses incurred by the Company and the subsidiary Bank while the Company was a development stage company in 1995. Below is a breakdown of these expenses into the other operating expense categories:

   Salary and employee benefits                    $    210,581
   Employee training                                     19,544
   Occupancy and equipment expenses                     142,238
   Computer expenses                                     23,113
   Other expenses                                       135,819
   Printing, forms and supplies                          39,076
   Interest expenses on borrowed money                    5,078
                                                        -------
   Total pre-opening expenses                      $    575,449
                                                        =======


   Note T.  Regulatory Restriction

   RidgeStone Financial Services, Inc. (Holding Company only) has made a commitment to the Federal Reserve Bank, Chicago not to raise any debt until the later of August 31, 2000 or five years from the date of consummation of operation (December 7, 1995), without prior approval from the Federal Reserve System. RidgeStone Bank has committed to the FDIC that its Tier-I capital to total asset ratio will not fall below 8% during the first three years of operations starting December 7, 1995.

   Note U.  Fair Values of Financial Instruments

   The estimated fair values of the Company's financial instruments are as follows:


                            December 31, 1996          December 31, 1995
                         Carrying       Estimated   Carrying      Estimated
                          amount        fair value   amount       fair value

   Financial assets:
      Cash and cash
       equivalents    $ 14,937,880    $ 14,937,880  $ 8,598,163  $ 8,598,163
                       ===========     ===========   ==========   ==========
      Securities      $  6,057,419    $  6,093,639  $      -     $      -
                       ===========     ===========   ==========   ==========
      Net loans       $ 19,051,357    $ 19,017,760  $   720,770  $   720,770
                       ===========     ===========   ==========   ==========
      Accrued interest
       receivable     $    203,114    $    203,114  $     2,483  $     2,483
                       ===========     ===========   ==========   ==========
   Financial
    liabilities:
      Deposits        $ 35,668,660    $ 35,679,914  $ 3,308,531  $ 3,308,531
                       ===========     ===========   ==========   ==========
      Accrued interest
       payable        $    253,923    $    253,923  $     3,921  $     3,921
                       ===========     ===========   ==========   ==========


   The estimated fair value of fee income on letters of credit at December 31, 1996 and 1995 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at December 31, 1996 and 1995.


   The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, fair values of the Company's financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to repay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company's overall interest rate risk.

   Note V.   Financial Services, Inc. (Parent Company only) Financial
             Information

                                                      December 31,
   CONDENSED BALANCE SHEETS                          1996         1995

   Assets:
        Cash and cash equivalents                $  468,535    $ 2,507,495
        Available for sale securities
         stated at fair value                       555,875          -
        Investment in subsidiary                  4,806,041      4,429,577
        Leasehold improvements and
         equipment, net                              32,933        169,482
        Other assets                                 13,474         15,642
                                                  ---------      ---------

             Total assets                        $5,876,858    $ 7,122,196
                                                  =========     ==========


   LIABILITIES AND STOCKHOLDERS' EQUITY

   Liabilities - other liabilities               $    8,853    $     8,853
                                                  ---------     ----------
   Stockholders' equity:

        Common stock, no par value;
             1,000,000 shares authorized,
             834,340 shares issued                7,721,399      7,721,399
        Retained deficit                         (1,879,126)      (608,056)
        Unrealized gain on available for
             sale securities, net                    25,732          -
                                                  ---------      ---------
             Total stockholders'
               equity                             5,868,005      7,113,343
                                                  ---------      ---------
             Total liabilities and
               stockholders'
               equity                            $5,876,858    $ 7,122,196
                                                  =========     ==========


   CONDENSED STATEMENTS OF INCOME

   Income:
        Interest                                 $   37,226    $     6,156
        Gain on sale of securities                   22,500          -
        Other                                         1,900          -
                                                  ---------     ----------
             Total income                            61,626          6,156
                                                  ---------     ----------
   Expenses:
        Salaries and employee benefits                3,766          -
        Occupancy and depreciation                    7,892            418
        Pre-opening                                   -             43,371
        Other                                        31,097          -
                                                  ---------     ----------
             Total expenses                          42,755         43,789
                                                  ---------     ----------

   Gain (loss) before equity in undistributed
    loss at subsidiary                               18,871        (37,633)
        Equity in undistributed loss at
             subsidiary                          (1,289,941)      (570,423)
                                                  ---------     ----------
             Net loss                           $(1,271,070)   $  (608,056)
                                                 ==========     ==========


   CONDENSED STATEMENTS OF CASH FLOWS

   Cash flows from operating activities:
        Net loss                                $(1,271,070)   $  (608,056)
        Adjustments to reconcile net
         loss to net cash provided by
         (used in) operating activities:
           Depreciation                               5,983            418
           Gain on sale of investment
             securities                             (22,500)           -
           Amortization of organizational
             costs                                    2,120            265
           Increase (decrease) in other
             assets                                      48        (15,907)
           Increase in other liabilities                -            8,853
           Equity in undistributed loss
             of subsidiary                        1,289,941        570,423
                                                  ---------       --------
             Total adjustments                    1,275,592        564,052
                                                  ---------       --------
             Net cash provided by
              (used in) operating
              activities                              4,522        (44,004)
                                                  ---------       --------

   Cash flows from investing activities:

        Proceeds from sales of available
          for sale securities                     1,446,042           -
        Purchase of available for sale
          securities                             (1,959,829)          -
        Investment in subsidiary Bank            (1,660,261)    (5,000,000)
        Purchase of office building and
          equipment                                 (36,411)      (169,900)
        Proceeds from sale of office
          building and equipment                    166,977           -
                                                  ---------      ---------
             Net cash used in
              investing activities               (2,043,482)    (5,169,900)
                                                  ---------      ---------
   Cash flows from financing activities:
        Proceeds from issuance of common
          stock, net                                  -          7,721,399
        Proceeds from notes payable                   -            414,900
        Payment of notes payable                      -           (414,900)
                                                  ---------      ---------
             Net cash provided by
              financing activities                    -          7,721,399
                                                  ---------      ---------
             Increase (decrease) in cash
              and cash equivalents               (2,038,960)     2,507,495
                                                  ---------      ---------
   Cash and cash equivalents:
        Beginning                                 2,507,495           -
                                                  ---------      ---------
        Ending                                   $  468,535    $ 2,507,495
                                                  =========      =========

   Supplemental disclosures of cash
    flow information:
        Cash paid during the year for:
             Interest                            $     -       $     5,078
                                                  =========      =========
             Income taxes                        $      909    $      -
                                                  =========      =========

   Supplemental schedule of non-cash
    investing and financing activities:
        Net change in unrealized gain on
          available for sale securities          $   25,732    $      -
                                                  =========      =========

   Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

   There have been no changes in or disagreements with the Company's independent auditors regarding accounting and financial disclosure required to be reported pursuant to this Item.

   Part III

   Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

   The information required by this Item is hereby incorporated by reference to the information under the captions entitled "Election of Directors," "Executive Officers" and "Compliance With Section 16(a) of The Exchange Act" set forth in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.

   Item 10.  Executive Compensation

   The information required by this Item is hereby incorporated by reference to the information under the captions entitled "Board of Directors - Director Compensation" and "Executive Compensation" set forth in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.

   Item 11.  Security Ownership of Certain Beneficial Owners and Management

   The information required by this Item is hereby incorporated by reference herein to the information under the caption entitled "Principal Shareholders" set forth in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.

   Item 12.  Certain Relationships and Related Transactions

   The information required by this Item is hereby incorporated by reference herein to the information under the caption entitled "Certain
   Transactions" set forth in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.

   Item 13.  Exhibits and Reports on Form 8-K

   (a) Exhibits

   Reference is made to the separate exhibit index contained on page E-1 hereof.

   (b) Reports on Form 8-K

   No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 18, 1997.

                            RIDGESTONE FINANCIAL
                               SERVICES, INC.


                            By:  /s/ Paul E. Menzel
                                 Paul E. Menzel
                                 President and Chief Executive Officer

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 18, 1997:

                 Signatures                          Title

    /s/ Paul E. Menzel                   President, Chief Executive
    Paul E. Menzel                       Officer and Director
                                         (Principal Executive
                                         Officer)

    /s/ William R. Hayes                 Vice President, Treasurer
    William R. Hayes                     and Director (Principal
                                         Financial and Accounting
                                         Officer)

    /s/ Christine V. Lake                Vice President, Secretary
    Christine V. Lake                    and Director


    /s/ Charles N. Ackley                          Director
    Charles N. Ackley


    /s/ Gregory J. Hoesly                          Director
    Gregory J. Hoesly


    /s/ John E. Horning                            Director
    John E. Horning


                                                   Director
    William F. Krause, Jr.



    /s/ Charles G. Niebler                         Director
    Charles G. Niebler


                                                   Director
    Frederick I. Olson


    /s/ James E. Renner                            Director
    James E. Renner


    /s/ Richard A. Streff                          Director
    Richard A. Streff

                                                   Director
    William J. Tetzlaff

                                INDEX TO EXHIBITS

     Exhibit No.                    Exhibit Description

          3.1 Articles of Incorporation of Ridgestone Financial Services, Inc., as amended [Incorporated by reference to Exhibit 3.1 to Ridgestone Financial Services, Inc.'s Registration Statement on Form SB-2
                  (Registration No. 33-97644)]

          3.2     By-Laws of Ridgestone Financial Services, Inc.
                  [Incorporated by reference to Exhibit 3.2 to Ridgestone Financial Services, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-97644)]

         10.1 Lease Agreement between CDJLT Investments and Ridgestone Financial Services, Inc. dated as of March 31, 1995 [Incorporated by reference to Exhibit 10.2 to Ridgestone Financial Services, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-97644)]

         10.2 Consolidated Agreement between Ridgestone Financial Services, Inc. and Unisys Corporation, dated as of May 31, 1995 [Incorporated by reference to Exhibit 10.3 to Ridgestone Financial Services, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-97644)]

         10.3 Real Estate Purchase Contract between J.M. and P.L. Wilson and Ridgestone Financial Services, Inc. dated June 23, 1995 [Incorporated by reference to Exhibit
                  10.5 to Ridgestone Financial Services, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-97644)]

         10.4 Data Processing Service Agreement between Ridgestone Bank and United Financial Services, Inc. dated as of September 1, 1995 [Incorporated by reference to
                  Exhibit 10.10 to Ridgestone Financial Services, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-97644)]

         10.5 Ridgestone Financial Services, Inc. 1996 Stock Option Plan [Incorporated by reference to Exhibit 10.1 to Ridgestone Financial Services, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 0-27984)]

         10.6 Employment Agreement, dated as of December 31, 1996, between Ridgestone Financial Services, Inc. and
                  Paul E. Menzel.

         10.7 Employment Agreement, dated as of December 31, 1996, between Ridgestone Financial Services, Inc. and
                  William R. Hayes.

         10.8 Employment Agreement, dated as of December 31, 1996, between Ridgestone Financial Services, Inc. and
                  Christine V. Lake.

         21 Subsidiaries of Ridgestone Financial Services, Inc. [Incorporated by reference to Exhibit 21.1 to Ridgestone Financial Services, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-97644)]

         27       Financial Data Schedule (EDGAR version only)