Form 10QSB
period 1997-03-31
RIDGESTONE FINANCIAL SERVICES INC
filed 1997-05-15
CIK 1001791

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO
        _________

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

        Class                              Outstanding as of March 31, 1997

        Common Stock, no par value                   834,340

   Transitional Small Business Disclosure Format:    Yes______    No   X

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                                      INDEX
                                                                         Page
                                                                       Number
   PART I - FINANCIAL INFORMATION

        Item 1.   Financial Statements . . . . . . . . . . . . . . . . .   1

                  Consolidated Statements of Financial Condition at
                  March 31, 1997 and December 31, 1996 . . . . . . . . .   1

                  Consolidated Statements of Income
                  For the Three Months Ended March 31, 1997 and 1996 . .   2

                  Consolidated Statements of Cash Flows
                  For the Three Months Ended March 31, 1997 and 1996 . .   3

                  Consolidated Statements of Stockholders' Equity
                  For the Three Months Ended March 31, 1997 and 1996 . .   4

                  Notes to Consolidated Financial Statements . . . . . .   5

        Item 2.   Management's Discussion and Analysis   . . . . . . . .   6


   PART II - OTHER INFORMATION

        Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . .   9


   SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

   PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      March 31, 1997 and December 31, 1996

                                                     March 31,
                                                        1997     December 31,
                                                    (Unaudited)      1996
   ASSETS
   Cash and due from banks                         $ 1,177,859   $ 1,494,244
   Federal funds sold                               10,306,000    13,259,000
   Interest-earning deposits                           200,018       184,637
                                                   -----------   -----------
   Total cash and cash equivalents                  11,683,877    14,937,881
                                                   -----------   -----------
   Investments-Held to Maturity                      4,999,463     5,005,606
      (fair value Mar 31, 1997: $4,997,312 and
      Dec 31, 1996: $5,041,826)
   Investments-Available for Sale                    1,118,043     1,051,813

   Loans receivable                                 26,178,498    19,386,097
   Less: Allowance for estimated loan losses          (334,740)     (334,740)
                                                   -----------   -----------
   Net loans receivable                             25,843,758    19,051,357
                                                   -----------   -----------
   Office building and equipment, net                1,510,721     1,511,221
   Accrued interest & other assets                     293,149       247,656
                                                   -----------   -----------
        Total assets                               $45,449,011   $41,805,534
                                                   ===========   ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   LIABILITIES
   Deposits:
        Noninterest-bearing                        $ 4,025,004   $ 3,365,496
        Interest-bearing                            35,344,770    32,303,164
                                                   -----------   -----------
          Total deposits                            39,369,774    35,668,660
                                                   -----------   -----------
   Other liabilities                                   234,807       268,869
                                                   -----------   -----------
        Total liabilities                           39,604,581    35,937,529
                                                   -----------   -----------
   STOCKHOLDERS' EQUITY
   Common stock, no par value: shares
   authorized 1,000,000; shares issued
   and outstanding 834,340                           7,721,399     7,721,399
   Retained earnings (deficit)                      (1,876,969)   (1,879,126)
   Unrealized gain on AFS securities                       ---        25,732
                                                   -----------   -----------
        Total stockholders' equity                   5,844,430     5,868,005
                                                   -----------   -----------
        Total liabilities and
        stockholders' equity                       $45,449,011   $41,805,534
                                                   ===========   ===========

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                         Three Months Ended
                                                        March 31,  March 31,
                                                          1997         1996
   Interest income:
        Interest and fees on loans                     $498,970    $  55,290
        Interest on securities                          189,896            0
        Interest on federal funds sold                   63,391       93,225
        Interest on deposits in banks                     4,092       15,284
                                                       --------     --------
            Total interest income                       756,349      163,799
                                                       --------     --------
   Interest expense:
        Interest on deposits                            459,575       65,105
                                                       --------     --------
            Total interest expense                      459,575       65,105
                                                       --------     --------
            Net interest income                         296,774       98,694

   Provision for loan losses                                  0        4,640
                                                       --------     --------
            Net interest income after
              provision for loan losses                 296,774       94,054

   Non-interest income:
        Gain on sale AFS securities                      76,354            0
        Service charges on deposit accounts               5,362        1,186
        Miscellaneous                                    24,800        9,482
                                                       --------     --------
            Total operating income                      106,516       10,668
                                                       --------     --------
   Non-interest expense:
        Salaries and employee benefits                  230,444      178,282
        Occupancy and equipment expense                  81,664       56,814
        Other expense                                    87,774      125,227
        Pre-opening expense                                   0            0
                                                       --------     --------
            Total operating expense                     399,882      360,323
                                                       --------     --------
   Income (loss) before income taxes                      3,408     (255,601)
                                                       --------     --------
   Income taxes                                           1,251          909
                                                       --------     --------
   Net income (loss)                                   $  2,157    $(256,510)
                                                       ========    =========
   Earnings (loss) per share                           $   0.00    $   (0.31)
                                                       ========    =========
   Average shares outstanding                           834,340      834,340

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                 Three Months Ended March 31,
                                                         1997         1996
   Cash Flows From Operating Activities:
      Net income (loss)                            $     2,157   $  (256,510)
        Adjustments to reconcile net income (loss)
          to net cash used in operating activities:
           Depreciation                                 42,809        32,770
           Gain on sale of investment securities       (76,354)            0
           Provision for loan losses                         0         4,640
           Amortization of organizational costs              0             0
         (Increase)decrease in assets:
           Interest receivable                         (45,691)      (13,067)
           Other assets                                    198         8,508
         Increase(decrease) in liabilities:
           Accrued interest                            (37,107)            0
           Other liabilities                             3,045        38,141
                                                   -----------   -----------
         Total adjustments                            (113,100)       70,992
                                                   -----------   -----------
      Net cash used in operating activities           (110,943)     (185,518)
                                                   -----------   -----------
   Cash Flows From Investing Activities:
      Proceeds from sales of available for
        sale securities                                725,211             0
      Purchase of available for sale securities       (739,378)            0
      Proceeds from maturities of held to
        maturity securities                              4,702             0
      Purchase of held to maturity securities                0             0
      Purchases of premises and equipment              (42,309)      (79,426)
      Net increase in loans                         (6,792,401)   (2,144,087)
                                                   -----------   -----------
      Net cash (used in) investing activities       (6,844,175)   (2,223,513)
                                                   -----------   -----------
   Cash Flows From Financing Activities:
      Net increase in deposits                       3,701,114     7,384,961
      Proceeds from notes payable                            0             0
                                                   -----------   -----------
      Net cash provided by financing activities      3,701,114     7,384,961
                                                   -----------   -----------
   Net increase in cash and cash equivalents        (3,254,004)    4,975,930
   Cash and cash equivalents, beginning             14,937,881     8,598,163
                                                   -----------   -----------
   Cash and cash equivalents, ending               $11,683,877   $13,574,093
                                                   ===========   ===========
   Supplemental disclosure of cash flow information:
      Cash paid during the period for:
          Interest                                 $   423,282   $    52,039
                                                   ===========   ===========
          Income taxes                             $     1,276   $       909
                                                   ===========   ===========
   Supplemental schedule of noncash
   investing activities:
      Net changes in unrealized gain (loss)
      on securities available for sale             $   (25,732)  $         0
                                                   ===========   ===========

                RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Three Months Ended March 31, 1997 and 1996

                                                                   Available
                                       Common          Retained    For Sale
                                        Stock          Earnings    Securities
   Balances
       December 31, 1995              $7,721,399     $  (608,056)    $      0

   Net loss-YTD 1995                                    (256,510)
                                      ----------     -----------     --------
   Balances
       March 31, 1996                 $7,721,399     $  (864,566)    $      0
                                      ==========     ===========     ========
   Balances
       December 31, 1996              $7,721,399     $(1,879,126)    $ 25,732

   Net gain-YTD 1997                                       2,157

   Changes in unrealized gain (loss) on
       available for sale securities                                  (25,732)
                                      ----------     -----------     --------
   Balances
       March 31, 1997                 $7,721,399     $(1,876,969)    $      0
                                      ==========     ===========     ========

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1997 and 1996
                                   (Unaudited)

   NOTE 1 - BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation have been included. Operating results for the three-months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

   NOTE 2 - PRINCIPLES OF CONSOLIDATION

   The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Ridgestone Bank (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

   NOTE 3 - INITIAL PUBLIC OFFERING

   On November 30, 1995, the Company completed its initial public offering. The Company issued 834,340 shares of common stock in the offering.

   NOTE 4 - COMPARATIVE DATA

   The Company was incorporated in May of 1994, but its primary operating subsidiary, the Bank, did not commence operations until December 7, 1995. Comparative statements of income and cash flows for the three months ended March 31, 1997 and March 31, 1996 have been presented.

   Item  2.       Management's Discussion and Analysis

   General

   Ridgestone Financial Services, Inc. (the "Company") was formed in May 1994 under the laws of the State of Wisconsin for the purpose of becoming the bank holding company of Ridgestone Bank (the "Bank").

   The Bank was capitalized on December 6, 1995, and commenced operation on December 7, 1995. The Bank was organized as a Wisconsin chartered commercial bank with depository accounts insured by the Federal Deposit Insurance Corporation. The Bank provides full service commercial and consumer banking services in Brookfield, Wisconsin, and adjacent communities.

   The following is a discussion of the Company's Financial Condition and Results of Operations for the quarter ended March 31, 1997.

   Financial Condition

   Total Assets. Total assets of the Company as of March 31, 1997 were $45,449,011 compared to $41,805,534 as of December 31, 1996, an increase of 8.7%.

   Loans. Loans prior to the allowance for estimated loan losses were $26,178,498 as of March 31, 1997, an increase of $6,792,401 or 35% from
   December 31, 1996. At March 31, 1997, the mix of the loan portfolio included Commercial loans of $10,520,796 or 40.2% of total loans; Commercial Real Estate loans of $9,234,562 or 35.3% of total loans; Residential Real Estate Loans of $5,920,758 or 22.6% of total loans; and Consumer Loans of $502,383 or 1.9% of total loans. In addition to the Bank's outstanding loan balances, the Bank had unfunded loan commitments of $10,979,000 as of March 31, 1997.

   Allowance for Loan Losses. The allowance for estimated loan losses was $334,740 or 1.28% of gross loans on March 31, 1997. There were no loan charge-offs or recoveries during 1996 or for the quarter ended March 31, 1997. The Bank evaluates the adequacy of the reserve for loan losses based on factors such as the local and national economy as well as an analysis of specific problem loans and loans on an aggregate basis. The reserve for loan losses is maintained at a level management considers adequate to provide for potential future losses. For additional information regarding the Company's allowance for loan losses, see "Results of Operations - Provision for Loan Losses" below.

   Cash and Cash Equivalents. Cash and cash equivalents were $11,683,877 as of March 31, 1997 compared to $14,937,881 as of December 31, 1996, a decrease of $3,254,004. Cash and cash equivalents represent cash maintained at the Bank and funds that the Bank and the Company have deposited in other financial institutions. The decrease was primarily in Federal Funds Sold, which are inter-bank funds with daily liquidity, and was the result of the funding of loan growth at the Bank.

   Investment Securities. The Bank's investment portfolio consists of (i) securities purchased with the intent to hold the securities until they mature and (ii) securities placed in the available for sale category which may be liquidated to provide cash for operating or financing purposes.

   The securities held-to-maturity portfolio was $4,999,463 at March 31, 1997 compared to $5,005,606 at December 31, 1996.

   The securities available-for-sale portfolio was $1,118,043 at March 31, 1997 compared to $1,051,813 at December 31, 1996.

   Deposits. As of March 31, 1997, total deposits were $39,369,774, an increase of $3,701,114 or 10.4% from December 31, 1996. Each category of deposits increased during the first quarter of 1997. Demand Deposits increased by $659,508 or 19.6% while Interest-Bearing Demand Deposits increased by $2,202,191 or 13.6% and Time Deposits increased by $839,415 or 5.2% since December 31, 1996. The increase in deposits is primarily the result of the Bank's success in expanding relationships with its existing customers and the continued emphasis on attracting targeted new customers.

   Asset/Liability Management. The principal function of asset/liability management is to manage the balance sheet mix, maturities, repricing characteristics and pricing components to provide an adequate and stable net interest margin with an acceptable level of risk over time and through interest rate cycles.

   Interest-sensitive assets and liabilities are those that are subject to repricing within a specific relevant time horizon. The Company measures interest-sensitive assets and liabilities, and their relationship with each other, in terms of immediate, quarterly intervals up to one year and over one year.

   Changes in net interest income, other than volume related changes, arise when interest rates on assets reprice in a time frame or interest rate environment that is different from the repricing period for liabilities. Changes in net interest income also arise from changes in the mix of earning assets and interest-bearing liabilities.

   Liquidity. For banks, liquidity generally represents the ability to meet withdrawals from deposits and the funding of loans. The assets that provide liquidity are cash, federal funds sold and short-term loans and securities. Liquidity needs are influenced by economic conditions, interest rates and competition. Management believes that current liquidity levels are sufficient to meet future demands. As of March 31, 1997, cash and cash equivalents and securities available for sale represented 116% of unfunded loan commitments.

   Results of Operations

   For the three-month period ended March 31, 1997, the Company reported net income of $2,157, marking the Company's first profitable quarter. This compares favorably to losses of $256,510 and $467,664 in the first and fourth quarters of 1996, respectively.

   Net Interest Income. Net interest income for the quarter ended March 31, 1997 was $296,774 compared to $98,694 for the first quarter of 1996, an improvement of 201%. The increase was due primarily to greater average outstanding balances in interest bearing assets, primarily loans. Total interest income for the quarter ended March 31, 1997 increased by $592,550 as compared with the first quarter of 1996, while total interest expense rose by $394,470.

   Provision for Loan Losses. The provision for loan losses is based on management's evaluation of factors such as the local and national economy and the risk associated with the loans in the portfolio.

   During the three-month period ended March 31, 1997, no provision for loan losses was made, as management considered the current reserve of $334,740 or 1.28% of outstanding loans to be adequate. Loan growth for the first quarter was not at the rate that management had anticipated, and therefore no additional provision for estimated loan losses was made. Subsequent to March 31, 1997, management classified a commercial real estate loan as a problem loan. The loan, which has an original aggregate principal amount of $650,000, was made to a developer for the construction of single family residences. Management does not currently expect that the Bank will incur a material loss with respect to this loan nor need to increase the loan loss provision as a result of such loan.

   The Bank has allocated $105,208 or 31.4% of the reserve for estimated loan losses to Commercial Loans, $13,852 or 4.1% to Commercial Real Estate, $5,921 or 1.8% to Residential Real Estate and $5,024 or 1.5% to Consumer Loans. The balance of the reserve for estimated loan losses of $204,736 is unallocated.

   Non-Interest Income and Expense. Other operating income was $106,516 for the first three months of 1997 compared to $10,668 for the same period in 1996, an increase of $95,848. The increase was due primarily to a $76,354 gain on the sale of securities and a $15,318 increase in miscellaneous income.

   Operating expenses were $399,882 for the quarter ended March 31, 1997 compared to $360,323 for the first three months of 1996. For the first quarter of 1997, payroll expense was $230,444 or 58% of total operating expenses and occupancy and equipment expense was $81,664 or 20% or of total operating expenses. Payroll and occupancy expense increased by $77,012 over the same period in 1996. Payroll expense increased primarily due to the growth of the Bank and occupancy expense increased with the opening of a new branch facility in January 1997. Other expense decreased by $37,453 from the first quarter of 1996 due primarily to start up expenses incurred in the first quarter of 1996.


   PART II - OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K

             a.   Exhibits

                  27   Financial Data Schedule
                       (EDGAR version only)

             b.   Reports on Form 8-K

                  The Company did not file a Current Report on Form 8-K during the quarter ended March 31, 1997

                                   SIGNATURES


             In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 RIDGESTONE FINANCIAL SERVICES, INC.

   Date May 14, 1997             /s/ Paul E. Menzel
                                 Paul E. Menzel
                                 President


   Date May 14, 1997             /s/ William R. Hayes
                                 William R. Hayes
                                 Vice President and Treasurer

                                  EXHIBIT INDEX

        Exhibit Number

             27             Financial Data Schedule
                            (EDGAR version only)