Form 10QSB
period 1997-06-30
RIDGESTONE FINANCIAL SERVICES INC
filed 1997-08-14
CIK 1001791

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

        Class                              Outstanding as of June 30, 1997

        Common Stock, no par value                          834,340

   Transitional Small Business Disclosure Format:    Yes______    No   X

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                                      INDEX

   PART I - FINANCIAL INFORMATION

        Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .  1

                  Consolidated Statements of Financial Condition at
                  June 30, 1997 and December 31, 1996  . . . . . . . . . .  1

                  Consolidated Statements of Income
                  For the Three and Six Months Ended
                  June 30, 1997 and 1996 . . . . . . . . . . . . . . . . .  2

                  Consolidated Statements of Cash Flows
                  For the Six Months Ended
                  June 30, 1997 and 1996 . . . . . . . . . . . . . . . . .  3

                  Consolidated Statements of Stockholders'
                  Equity For the Six Months Ended
                  June 30, 1997 and 1996 . . . . . . . . . . . . . . . . .  4

                  Notes to Consolidated Financial Statements . . . . . . .  5

        Item 2.   Management's Discussion and Analysis . . . . . . . . . .  6



   PART II - OTHER INFORMATION

        Item 4.   Submission of Matters to a Vote of
                  Security Holders . . . . . . . . . . . . . . . . . . . .  9

        Item 6.   Exhibits and Reports on Form 8-K   . . . . . . . . . . . 10

   SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

   EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

   PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       June 30, 1997 and December 31, 1996

                                           June 30             December 31
                                           1997                1996

   ASSETS
   Cash and due from banks                 $1,450,849          $1,494,244
   Federal funds sold                       6,254,000          13,259,000
   Interest-earning deposits                   54,985             184,637
                                           ----------         -----------
   Total cash and cash equivalents         $7,759,834         $14,937,881
                                           ----------         -----------
   Investments-Held to Maturity
     (fair value Jun 30, 1997:
     $5,036,166 and Dec 31, 1996:
     $5,041,826)                            5,003,092           5,005,606
   Investments-Available for Sale           1,593,659           1,051,813

   Loans receivable                        31,877,051          19,386,097
   Less: Allowance for estimated
     loan losses                             (334,740)           (334,740)
                                           ----------          ----------
   Net loans receivable                    31,542,311          19,051,357

   Office building and equipment, net       1,466,388           1,511,221
   Accrued interest & other assets            399,792             247,656
                                           ----------          ----------
       Total assets                       $47,765,076         $41,805,534
                                           ==========          ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   LIABILITIES
   Deposits:
     Noninterest -bearing                  $4,469,278          $3,365,496
     Interest-bearing                      37,077,804          32,303,164
                                           ----------          ----------
       Total deposits                      41,547,082          35,668,660
                                           ----------          ----------

   Other liabilities                          304,754             268,869
                                           ----------          ----------
       Total liabilities                   41,851,836          35,937,529
                                           ----------          ----------
   STOCKHOLDERS' EQUITY
   Common stock, no par value:
     shares authorized 1,000,000;
     shares issued and outstanding
     834,340                                7,721,399           7,721,399
   Retained earnings (deficit)             (1,846,284)         (1,879,126)
   Unrealized gain on AFS securities           38,125              25,732
                                           ----------          ----------
       Total stockholders' equity           5,913,240           5,868,005
                                           ----------          ----------

       Total liabilities and
         stockholders' equity             $47,765,076         $41,805,534
                                           ==========          ==========

                                         RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                          Three and Six Months Ended June 30, 1997 and 1996
                                                             (Unaudited)


                                                Three Months Ended                        Six Months Ended
                                              June 30            June 30            June 30              June 30
                                                1997              1996               1997                  1996
   Interest income:
     Interest and fees on loans            $  613,138            $111,237          $1,112,109            $166,527
     Interest on securities                   173,985              30,806             363,881              30,806
     Interest on federal funds sold            24,925             158,583              88,316             251,808
     Interest on deposits in banks              3,045               7,173               7,137              22,457
                                           ----------           ---------          ----------           ---------
       Total interest income                  815,093             307,799           1,571,443             471,598
                                           ----------           ---------          ----------           ---------
   Interest expense:
     Interest on deposits                     492,876             191,944             952,451             257,049
                                           ----------           ---------          ----------           ---------
       Total interest expense                 492,876             191,944             952,451             257,049
                                           ----------           ---------          ----------           ---------
       Net interest income                    322,217             115,855             618,991             214,549

   Provision for loan losses                        0              26,100                   0              30,740
       Net interest income after
         provision for loan losses            322,217              89,755             618,991             183,809

   Non-interest income:
     Gain on sale AFS securities               83,718                   0             160,072                   0
     Service charges on deposit accounts        5,793               1,445              11,155               2,631
     Miscellaneous                             40,969               9,162              65,769              13,419
                                            ---------           ---------           ---------           ---------
       Total operating income                 130,480              10,607             236,996              16,050
                                            ---------           ---------           ---------           ---------
   Non-interest expense:
     Salaries and employee benefits           233,440             160,911             463,884             339,193
     Occupancy and equipment expense           78,735              83,013             160,399             139,827
     Other expense                            109,837             156,131             197,611             276,108
     Pre-opening expense                            0                   0                   0                   0
                                            ---------           ---------           ---------           ---------
       Total operating expense                422,012             400,055             821,894             755,128
                                            ---------           ---------           ---------           ---------
   Income (loss) before income taxes           30,685            (299,693)             34,093            (555,269)
                                            ---------           ---------           ---------           ---------
   Income taxes                                     0                   0               1,251                 934
                                            ---------           ---------           ---------           ---------
   Net income (loss)                          $30,685           $(299,693)            $32,842           $(556,203)
                                            =========           =========           =========           =========
   Earnings (loss) per share                  $  0.04           $   (0.36)            $  0.04           $   (0.67)
                                            =========           =========           =========           =========
   Average shares outstanding                 834,340             834,340             834,340             834,340


               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                               Six Months Ended June 30,
                                                1997              1996

   Cash Flows From Operating Activities:
     Net income (loss)                        $32,842           $(556,203)
       Adjustments to reconcile net
       income (loss) to net cash
       used in operating activities:
         Depreciation                          88,492              88,542
         Gain on sale of investment
           securities                        (160,072)                  0
         Provision for loan losses                  0              30,740
         Amortization of organizational
           costs                                    0               1,590
       (Increase)decrease in assets:
         Interest receivable                 (152,136)            (79,910)
         Other assets                               0              13,543
                                           ----------          ----------
       Increase(decrease) in liabilities:
         Accrued interest                      35,885             141,568
         Other liabilities                          0              (3,731)
                                           ----------          ----------
       Total adjustments                     (187,831)            192,342
                                           ----------          ----------
     Net cash used in operating activities   (154,989)           (363,861)
                                           ----------          ----------
   Cash Flows From Investing Activities:
     Proceeds from sales of available
       for sale securities                  1,317,651          (3,256,855)
     Purchase of  available for sale
       securities                          (1,439,221)         (1,767,811)
     Proceeds from maturities of held
       to maturity securities                   4,702             500,000
     Purchase of held to maturity
       securities                            (250,000)                  0
     Purchases of premises and
       equipment                              (43,658)            (88,925)
     Net increase in loans                (12,490,954)         (5,147,110)
                                          -----------         -----------
     Net cash (used in) investing
       activities                         (12,901,480)         (9,760,701)
                                          -----------         -----------
   Cash Flows From Financing Activities:
     Net increase in deposits               5,878,422          16,800,060
     Proceeds from notes payable                    0                   0
                                          -----------         -----------
     Net cash provided by financing
       activities                           5,878,422          16,800,060
                                          -----------         -----------
   Net increase in cash and cash
     equivalents                           (7,178,047)          6,675,498

   Cash and cash equivalents,
     beginning                             14,937,881           8,598,163
                                          -----------         -----------
   Cash and cash equivalents,
     ending                                $7,759,834         $15,273,661
                                          ===========         ===========
   Supplemental disclosure of cash
     flow information:
       Cash paid during the period for:
         Interest                          $  953,997          $  127,407
                                          ===========         ===========
         Income taxes                      $    1,276          $       25
                                          ===========         ===========

   Supplemental schedule of noncash
     investing activities:
       Net changes in unrealized gain
       (loss) on securities available
       for sale                           $    12,393          $    3,000
                                          ===========         ===========

                RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    Six Months Ended  June 30, 1997 and 1996

                                                               Available
                                   Common         Retained      For Sale
                                   Stock          Earnings     Securities

   Balances
     December 31,1995            $7,721,399    $  (608,056)    $        0

   Net loss-YTD 1996                              (556,203)
                                -----------    -----------    -----------
   Balances
     June 30,1996                $7,721,399    $(1,164,259)    $        0
                                ===========    ===========    ===========
   Balances
     December 31,1996            $7,721,399    $(1,879,126)    $   24,291

   Net gain-YTD 1997                                32,842

   Changes in unrealized gain
     (loss) on available for
     sale securities                                               12,393
                                 ----------    -----------    -----------

   Balances
     June 30,1997                $7,721,399    $(1,846,284)    $   36,684
                                 ==========    ===========    ===========

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 and 1996
                                   (Unaudited)

   NOTE 1 - BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation have been included. Operating results for the six-months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

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

   NOTE 4 - COMPARATIVE DATA

   The Company was incorporated in May of 1994, but its primary operating subsidiary, the Bank, did not commence operations until December 7, 1995. Comparative statements of income and cash flows for the six months ended June 30, 1997 and June 30, 1996 have been presented.

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

   The following is a discussion of the Company's Financial Condition and Results of Operations for the period ended June 30, 1997.

   Financial Condition

   Total Assets. Total assets of the Company as of June 30, 1997 were $47,765,076 compared to $41,805,534 as of December 31, 1996, an increase of 14.3%.

   Loans. Loans prior to the allowance for estimated loan losses were $31,877,051 as of June 30, 1997, an increase of $12,490,954 or 64.4% from
   December 31, 1996. At June 30, 1997, the mix of the loan portfolio included Commercial Loans of $13,239,206 or 41.5% of total loans; Commercial Real Estate Loans of $8,834,467 or 27.7% of total loans; Residential Real Estate Loans of $8,834,732 or 27.7% of total loans; and Consumer Loans of $968,646 or 3.1% of total loans. In addition to the Bank's outstanding loan balances, the Bank had unfunded loan commitments of $11,995,000 as of June 30, 1997.

   Allowance for Loan Losses. The allowance for estimated loan losses was $334,740 or 1.05% of gross loans on June 30, 1997. There were no loan charge-offs or recoveries during 1996 or for the three or six months ended June 30, 1997. The Bank evaluates the adequacy of the reserve for loan losses based on factors such as the local and national economy as well as an analysis of specific problem loans and loans on an aggregate basis.
   The reserve for loan losses is maintained at a level management considers adequate to provide for potential future losses. For additional information regarding the Company's allowance for loan losses, see "Results of Operations - Provision for Loan Losses" below.

   Cash and Cash Equivalents. Cash and cash equivalents were $7,759,834 as of June 30, 1997 compared to $14,937,881 as of December 31, 1996, a decrease of $7,178,047. Cash and cash equivalents represent cash maintained at the Bank and funds that the Bank and the Company have deposited in other financial institutions. The decrease was primarily in Federal Funds Sold, which are inter-bank funds with daily liquidity, and was the result of the funding of loan growth at the Bank.

   Investment Securities. The Bank's investment portfolio consists of (i) securities purchased with the intent to hold the securities until they mature and (ii) securities placed in the available for sale category which may be liquidated to provide cash for operating or financing purposes.

   The securities held-to-maturity portfolio was $5,003,092 at June 30, 1997 compared to $5,005,606 at December 31, 1996.

   The securities available-for-sale portfolio was $1,593,659 at June 30, 1997 compared to $1,051,813 at December 31, 1996.

   Deposits. As of June 30, 1997, total deposits were $41,547,082, an increase of $5,878,422 or 16.5% from December 31, 1996. Each category of deposits increased during the first six months of 1997. Demand Deposits increased by $1,103,782 or 32.8% while Interest-Bearing Demand Deposits and Savings increased by $4,382,567 or 26.0% and Time Deposits increased by $392,072 or 2.5% since December 31, 1996. The increase in deposits is primarily the result of the Bank's success in expanding relationships with its existing customers and the continued emphasis on attracting targeted new customers.

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

   Results of Operations

   For the quarter ended June 30, 1997, the Company reported net income of $30,685, marking the Company's second successive profitable quarter since it commenced operations on December 7, 1995. For the six-month period ended June 30, 1997, the Company reported net income of $32,842 which compares favorably to losses of $299,693 and $556,203 for the second quarter of 1996 and for the six months ended June 30, 1996, respectively.

   Net Interest Income.  Net interest income for the three months ended
   June 30, 1997 was $322,217, an increase of $206,362 from the same period in 1996. Net interest income for the six months ended June 30, 1997 was $618,991 compared to $214,549 for the same period in 1996, an improvement of 189%. These increases were due primarily to greater average outstanding
   balances in interest bearing assets, primarily loans.   Total interest
   income was $815,093 and $1,571,443 for the three and six months ended
   June 30, 1997, respectively, an increase of $507,294 and $1,099,845 over the same periods in 1996, respectively. Total interest expense rose by $695,402 for the six months ended June 30, 1997 and $300,932 for the three months ended June 30, 1997 over the same periods in 1996.

   Provision for Loan Losses. The provision for loan losses is based on management's evaluation of factors such as the local and national economy and the risk associated with the loans in the portfolio.

   During the six-month period ended June 30, 1997, no provision for loan losses was made, as management considered the current reserve of $334,740 or 1.05% of outstanding loans to be adequate. During the second quarter of 1997, management classified a commercial real estate loan as a problem loan. The loan, which has an original aggregate principal amount of $650,000, was made to a developer for the construction of single family residences. Management does not currently expect that the Bank will incur a material loss with respect to this loan nor need to increase the loan loss provision as a result of such loan.

   Non-Interest Income and Expense. Other Operating expenses were $130,480 for the three months ended June 30, 1997 compared to $10,607 for the second quarter of 1996. Other operating income was $236,996 for the first six months of 1997 compared to $16,050 for the same period in 1996, an increase of $220,946. These increases were due primarily to gains on the sale of securities and increases in miscellaneous income.

   Operating expenses were $422,012 for the three months ended June 30, 1997 compared to $400,055 for the same period in 1996. Operating expenses were $821,894 for the six months ended June 30, 1997 compared to $755,128 for the same period in 1996. For the three month period ending June 30, 1997, salaries and employee benefit expense was $233,440 or 55.3% of total operating expenses, and occupancy and equipment expense was $78,735 or 18.7% of total operating expenses. For the six month period ending
   June 30, 1997, salaries and employee benefit expense was $463,884 or 56.4% of total operating expenses, and occupancy and equipment expense was $160,399 or 19.5% of total operating expenses. Payroll and occupancy expense increased by $68,251 for the quarter ended June 30, 1997 over the same period in 1996 and by $145,263 for the six months ending June 30, 1997 over the same period in 1996. Payroll expense increased primarily due to the growth of the Bank and occupancy expense increased with the opening of a new branch facility in January 1997.

   PART II - OTHER INFORMATION

   Item 4. Submission of Matters to a Vote of Security Holders

   At Company's annual meeting of shareholders held on April 22, 1997, the following individuals were elected to the Board of Directors to hold office until the 1998 annual meeting of shareholders and until their successors are duly elected and qualified:

    Directors                        Shares Voted For  Authority to Vote
                                                           Withheld

    Paul E. Menzel                       824,890             3,000
    William R. Hayes                     824,890             3,000
    Christine V. Lake                    824,890             3,000
    Charles N. Ackley                    824,890             3,000
    Gregory J. Hoesly                    824,890             3,000
    John E. Horning                      824,890             3,000
    William F. Krause, Jr.               824,890             3,000
    Charles G. Neibler                   824,890             3,000
    Frederick I. Olson                   824,890             3,000
    James E. Renner                      824,890             3,000
    Richard A. Streff                    824,890             3,000
    Willaim J. Tetzlaff                  824,890             3,000

   The following proposal was approved at the Company's annual meeting of shareholders held on April 22, 1997:

    Proposal                  Affirmative   Negative     Votes    Broker
                                 Votes        Votes    Abstained  Non-Votes
    Approval of the
    Ridgestone Financial
    Services, Inc. 1996
    Stock Option Plan           470,438      16,600     11,500      329,352


   Item 6.  Exhibits and Reports on Form 8-K

   a.        Exhibits

             10.1 Ridgestone Financial Services, Inc. 1996 Stock Option Plan [incorporated by reference to Exhibit 4.3 to Ridgestone Financial Services, Inc.'s Registration Statement on Form S-8 (Registration No. 333-28299)]

             10.2 Form of Stock Option Agreement used in conjunction with the Ridgestone Financial Services, Inc. 1996 Stock Option Plan [incorporated by reference to
                       Exhibit 4.4 to Ridgestone Financial Services, Inc.'s Registration Statement on Form S-8 (Registration No. 333-28299)]

             27        Financial Data Schedule
                       (EDGAR version only)


   b.   Reports on Form 8-K

        The Company did not file a Current Report on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES


             In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 RIDGESTONE FINANCIAL SERVICES, INC.


   Date: August 14, 1997         /s/ Paul E. Menzel
                                 Paul E. Menzel
                                 President


   Date: August 14, 1997         /s/ William R. Hayes
                                 William R. Hayes
                                 Vice President and Treasurer

                                  EXHIBIT INDEX


   Exhibit
   Number

   10.1 Ridgestone Financial Services, Inc. 1996 Stock Option Plan [incorporated by reference to Exhibit 4.3 to Ridgestone Financial Services, Inc.'s Registration Statement on Form S-8 (Registration No. 333-28299)]

   10.2 Form of Stock Option Agreement used in conjunction with the Ridgestone Financial Services, Inc. 1996 Stock Option Plan [incorporated by reference to Exhibit 4.4 to Ridgestone Financial Services, Inc.'s Registration Statement on Form S-8 (Registration No. 333-28299)]

   27        Financial Data Schedule
             (EDGAR version only)