Form 10QSB
period 1997-09-30
RIDGESTONE FINANCIAL SERVICES INC
filed 1997-11-14
CIK 1001791

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO
        _________

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


   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                    Outstanding as of September 30, 1997

         Common Stock, no par value                      834,340

   Transitional Small Business Disclosure Format:  Yes___   No  X

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                                      INDEX
                                                                         Page
                                                                       Number
   PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements  . . . . . . . . . . . . . . . . .        1

             Consolidated Statements of Financial Condition
             at September 30, 1997 and December 31, 1996 . . . . . .        1

             Consolidated Statements of Income
             For the Three and Nine Months Ended
             September 30, 1997 and 1996 . . . . . . . . . . . . . .        2

             Consolidated Statements of Cash Flows
             For the Nine Months Ended
             September 30, 1997 and 1996 . . . . . . . . . . . . . .        3

             Consolidated Statements of Stockholders' Equity
             For the Nine Months Ended
             September 30, 1997 and 1996 . . . . . . . . . . . . . .        4

             Notes to Consolidated Financial Statements  . . . . . .        5

     Item 2. Management's Discussion and Analysis  . . . . . . . . .        6

   PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . .        9

   SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . .       10

   EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . .       11

    PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    September 30, 1997 and December 31, 1996

                                        September 30, 1997      December 31,
                                            (Unaudited)             1996
    ASSETS
    Cash and due from banks                $  1,445,332      $  1,494,244

    Federal funds sold                        4,056,000        13,259,000

    Interest-earning deposits                    29,195           184,637
                                           ------------      ------------
    Total cash and cash equivalents           5,530,527        14,937,881
                                           ------------      ------------

    Investments-Held to Maturity              4,799,394         5,005,606
      (fair value Sep 30,
       1997:$4,753,781 and Dec 31,
       1996:$5,041,826)
    Investments-Available for Sale            1,878,594         1,051,813

    Loans receivable                         40,351,115        19,386,097
    Less: Allowance for estimated
    loan losses                                (334,740)         (334,740)
                                           ------------      ------------
    Net loans receivable                     40,016,375        19,051,357
                                           ------------      ------------

    Office building and equipment, net        1,450,765         1,511,221

    Accrued interest & other assets             453,544           247,656
                                           ------------      ------------
         Total assets                      $ 54,129,199      $ 41,805,534
                                           ============      ============

    LIABILITIES AND STOCKHOLDERS'
    EQUITY LIABILITIES
    Deposits:
         Noninterest-bearing                $ 5,686,235       $ 3,365,496
         Interest-bearing                    41,855,365        32,303,164
                                           ------------      ------------
          Total deposits                     47,541,600        35,668,660
                                           ------------      ------------
    Other liabilities                           395,664           268,869
                                           ------------      ------------
         Total liabilities                   47,937,264        35,937,529
                                           ------------      ------------

    STOCKHOLDERS' EQUITY
    Common stock, no par value:shares
    authorized 1,000,000; shares issued
    and outstanding 834,340                   7,721,399         7,721,399

    Retained earnings (deficit)              (1,843,390)       (1,879,126)

    Unrealized gain on AFS securities           313,926            25,732
                                           ------------      ------------
         Total stockholder's equity           6,191,935         5,868,005
                                           ------------      ------------
         Total liabilities and
         stockholders' equity              $ 54,129,199      $ 41,805,534
                                           ============      ============

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
             Three and Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                             Three Months Ended         Nine Months Ended
                             Sept 30      Sept 30     Sept 30      Sept 30
                               1997         1996       1997          1996
     Interest income:
      Interest and fees
      on loans                $810,390  $ 124,159   $1,922,499  $  290,686
      Interest on
      securities                95,045     84,519      458,926     115,325
      Interest on
      federal funds sold        62,939    216,677      151,255     468,485
      Interest on
      deposits in banks          3,970      3,885       11,107      26,342
                              --------   --------    ---------   ---------
        Total interest income  972,344    429,240    2,543,788     900,838
                              --------   --------    ---------   ---------
    Interest expense:
      Interest on deposits     542,853    329,631    1,495,304     586,680
                              --------   --------    ---------   ---------
        Total interest
        expense                542,853    329,631    1,495,304     586,680
                              --------   --------    ---------   ---------

        Net interest income    429,491     99,609    1,048,484     314,158

    Provision for loan losses        0     30,000            0      60,740
                              --------   --------    ---------   ---------
        Net interest income
        after provision for
        loan losses            429,491     69,609    1,048,484     253,418

    Non-interest income:
      Gain on sale AFS
      securities                 7,587          0      167,659           0
      Service charges
      on deposit accounts        4,594      2,621       15,749       6,004
      Miscellaneous             49,991     43,359      115,760      56,026
                              --------   --------    ---------   ---------
        Total operating
        income                  62,172     45,980      299,168      62,030
                              --------   --------    ---------   ---------
    Non-interest expense:
      Salaries and
      employee benefits        240,631    165,348      704,515     504,541
      Occupancy and
      equipment expense        100,149     71,437      260,548     211,264
      Other expense            147,992    126,007      345,603     402,140
      Pre-opening expense            0          0            0           0
                              --------   --------    ---------   ---------
        Total operating
        expense                488,772    362,792    1,310,666   1,117,945
                              --------   --------    ---------   ---------
    Income (loss)
    before income taxes          2,891   (247,203)      36,986    (802,497)
                              --------   --------    ---------   ---------
    Income taxes                     0          0        1,251         909
                              --------   --------    ---------   ---------
    Net income (loss)         $  2,891  $(247,203)  $   35,735  $ (803,406)
                              ========  =========    =========   =========

    Earnings(loss) per share  $   0.00  $   (0.30)  $     0.04  $    (0.96)
                              ========  =========    =========   =========
    Average shares
    outstanding                834,340     834,340     834,340     834,340

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)
                                                       Nine Months Ended
                                                     Sept 30,      Sept 30,
                                                      1997          1996
    Cash flows from operating activities:
      Net income (loss)                          $    35,735     $  (803,406)
        Adjustments to reconcile net income
        (loss) to net cash used in operating
        activities:
          Depreciation                               133,730         134,751
          Gain on sale of investment securities     (167,659)              0
           Provision for loan losses                       0          60,740
          Amortization of organizational costs             0           1,590
          (Increase) decrease in assets:
          Interest receivable                       (137,083)       (130,082)
          Other assets                               (68,805)          3,122
          Increase in liabilities:
           Accrued interest                          126,793         209,436
           Other liabilities                               0           6,124
                                                  ----------      ----------
          Total adjustments                         (113,024)        285,681
                                                  ----------      ----------
      Net cash used in operating activities          (77,289)       (517,725)
                                                  ----------      ----------

    Cash flows from investing activities:
      Proceeds from sales of securities
      available for sale                           1,161,046       1,242,917
      Purchase of available for sale securities   (1,531,971)     (2,310,936)
      Proceeds from maturities of securities
      held to maturity                               309,664               0
      Purchase of securities held to maturity       (250,000)     (5,255,361)
      Purchases of premises and equipment             73,274        (227,345)
      Net increase in loans                      (20,965,018)     (7,604,883)
                                                  ----------      ----------
      Net cash used in investing activities      (21,203,005)    (14,155,608)
                                                  ----------      ----------
    Cash flows from financing activities:
      Net increase in deposits                    11,872,940      25,734,360
      Proceeds from notes payable                          0               0
                                                  ----------      ----------
      Net cash provided by financing activities   11,872,940      25,734,360
                                                  ----------      ----------
      Net increase (decrease) in cash and
      cash equivalents                            (9,407,354)     11,061,027
      Cash and cash equivalents, beginning        14,937,881       8,598,163
                                                  ----------      ----------
      Cash and cash equivalents, ending          $ 5,530,527     $19,659,190
                                                 ===========     ===========
    Supplemental disclosure of cash flow
    information:
      Cash paid during the period for:
       Interest                                  $ 1,335,361     $   377,534
                                                 ===========     ===========
      Income taxes                               $     1,276     $        25
                                                 ===========     ===========
    Supplemental schedule of noncash
    investing activities:
      Net changes in unrealized gain on
      securities available for sale              $   288,194     $     6,227
                                                 ===========     ===========

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Nine Months Ended September 30, 1997 and 1996

                                                                Available
                                     Common        Retained      For Sale
                                      Stock        Earnings     Securities

    Balances                     $ 7,721,399   $  (608,056)     $       0
      December 31, 1995
    Net loss-YTD 1996                             (803,406)
                                 -----------    ----------      ---------
    Balances                     $ 7,721,399   $(1,411,462)     $       0
                                 ===========   ============     =========
      September 30, 1996

    Balances                     $ 7,721,399   $(1,879,126)     $  25,732
      December 31, 1996

    Net gain-YTD 1997                               35,735

    Changes in unrealized gain
    (loss) on available for sale
    securities                                                    288,194
                                 ___________   ___________      _________

    Balances                     $ 7,721,399   $(1,843,391)     $ 313,926
                                 ===========   ===========      =========
      September 30, 1997

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 and 1996
                                   (Unaudited)

   NOTE 1 - BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

   NOTE 2 - PRINCIPLES OF CONSOLIDATION

   The accompanying unaudited condensed consolidated financial statements include the accounts of Ridgestone Financial Services, Inc., (the "Company") and its wholly owned subsidiary, Ridgestone Bank (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

   NOTE 3 - INITIAL PUBLIC OFFERING

   On November 30, 1995, the Company completed its initial public offering. The Company issued 834,340 shares of common stock in the offering.

   NOTE 4 - COMPARATIVE DATA

   The Company was incorporated in May of 1994, but its primary operating subsidiary, the Bank, did not commence operations until December 7, 1995. The following financial statements are presented herein: (i) comparative statements of financial condition at September 30, 1997 and December 31, 1996; (ii) comparative statements of income for the three and nine months ended September 30, 1997 and September 30, 1996; (iii) comparative statements of cash flows for the nine months ended September 30, 1997 and September 30, 1996 and; (iv) an analysis of the statements of stockholder's equity for the nine months ended September 30, 1997 and September 30, 1996.

   Item  2.  Management's Discussion and Analysis

   General

   Ridgestone Financial Services, Inc. (the "Company") was incorporated in May 1994 under the laws of the State of Wisconsin for the purpose of becoming the bank holding company of Ridgestone Bank (the "Bank").

   The Bank was capitalized on December 6, 1995, and commenced operation on December 7, 1995. The Bank was organized as a Wisconsin chartered commercial bank with depository accounts insured by the Federal Deposit Insurance Corporation. The Bank provides full service commercial and consumer banking services in Brookfield, Wisconsin, and adjacent communities.

   The following is a discussion of the Company's Financial Condition and Results of Operations for the three and nine months ended September 30, 1997.

   Financial Condition

   Total Assets. Total assets of the Company as of September 30, 1997 were $54,129,199 compared to $41,805,534 as of December 31, 1996, an increase of 29.5%. This increase was primarily the result of loan growth at the Bank.

   Loans. Loans prior to the allowance for estimated loan losses were $40,351,115 as of September 30, 1997, an increase of $20,965,018 or 108.1%
   from December 31, 1996. At September 30, 1997, the mix of the loan portfolio included Commercial Loans of $15,819,214 or 39.2% of total loans; Commercial Real Estate Loans of $10,935,051 or 27.1% of total loans; Residential Real Estate Loans of $10,882,144 or 27.0% of total loans; and Consumer Loans of $2,714,706 or 6.7% of total loans.

   Allowance for Estimated Loan Losses. The allowance for estimated loan losses was $334,740 or .83% of gross loans on September 30, 1997. There were no loan charge-offs or recoveries during 1996 or for the nine months ended September 30, 1997. On a regular basis, management evaluates the adequacy of the allowance for estimated loan losses based on factors such as the local and national economy as well as an analysis of specific problem loans and loans on an aggregate basis. The allowance for estimated loan losses is maintained at a level management considers adequate to provide for potential future losses. For additional information regarding the Company's allowance for estimated loan losses, see "Results of Operations - Provision for Loan Losses" below.

   Cash and Cash Equivalents. Cash and cash equivalents were $5,530,527 as of September 30, 1997 compared to $14,937,881 as of December 31, 1996, a decrease of $9,407,354. Cash and cash equivalents represent cash maintained at the Bank and funds that the Bank and the Company have deposited in other financial institutions. The decrease was primarily in federal funds sold, which are inter-bank funds with daily liquidity, and was the result of the funding of loan growth at the Bank.

   Investment Securities. The Bank's investment portfolio consists of (i) securities purchased with the intent to hold the securities until they mature and (ii) securities placed in the available for sale category which may be liquidated to provide cash for operating or financing purposes.
   The securities held-to-maturity portfolio was $4,799,394 at September 30, 1997 compared to $5,005,606 at December 31, 1996. The securities available-for-sale portfolio was $1,878,594 at September 30, 1997 compared to $1,051,813 at December 31, 1996.

   Deposits. As of September 30, 1997, total deposits were $47,541,600, an increase of $11,872,940 or 33.3% from December 31, 1996. Each category of deposits increased during the first nine months of 1997. Demand Deposits increased by $2,320,739 or 69.0%, while Interest-Bearing Demand Deposits and Savings increased by $3,127,596 or 18.6% and Time Deposits increased by $6,424,605 or 29.3% since December 31, 1996. The increase in deposits was primarily the result of the Bank expanding relationships with its existing customers and the continued emphasis on attracting targeted new customers.

   Asset/Liability Management. The principal function of asset/liability management is to manage the balance sheet mix, maturities, repricing characteristics and pricing components to provide an adequate and stable net interest margin with an acceptable level of risk over time and through interest rate cycles.

   Liquidity. For banks, liquidity generally represents the ability to meet withdrawals from deposits and the funding of loans. The assets that provide liquidity are cash, federal funds sold and short-term loans and securities. Liquidity needs are influenced by economic conditions, interest rates and competition. Although loan growth can negatively affect short-term liquidity, management believes the Bank will be able to meet liquidity demands as the Bank's loan growth continues.


   Results of Operations

   For the quarter ended September 30, 1997, the Company reported net income of $2,891 as compared to a loss of $247,203 for the same period in 1996. For the nine month period ended September 30, 1997, the Company reported net income of $35,735 which compared to a loss $803,406 for the nine months ended September 30, 1996.

   Net Interest Income. Net interest income for the three months ended September 30, 1997 was $429,491, an increase of $329,882 from the same period in 1996. Net interest income for the nine months ended
   September 30, 1997 was $1,048,484 compared to $314,158 for the same period in 1996, an increase of 233.7%. The increase was due primarily to greater average outstanding balances in interest bearing assets, primarily loans. Total interest income for the three months ended September 30, 1997 was $972,344 and $2,543,788 for the nine months ended September 30, 1997, an increase of $543,104 and $1,642,950 over the same periods in 1996, respectively. Total interest expense rose by $908,624 for the nine months ended September 30, 1997 and $213,222 for the three months ended September 30, 1997 over the same periods in 1996. The increase in interest expense was primarily due to greater average balances in interest-bearing deposits.

   Provision for Loan Losses. The provision for loan losses is based on management's evaluation of factors such as the local and national economy and the risk associated with the loans in the portfolio. Management considers the adequacy of the allowance for estimated loan losses on a regular basis. During the nine month period ended September 30, 1997, no provision for loan losses was made, as management considered the current reserve of $334,740 or .83% of outstanding loans to be adequate.

   A real estate loan with an original principal amount of $650,000 which was secured by certain real estate assets was placed in non-accrual in the second quarter of 1997. The entity owning the underlying real estate assets securing this loan filed for bankruptcy in the third quarter of 1997. The Bank purchased these real estate assets from the bankruptcy court on October 27, 1997 for an additional $953,790. The Bank's fourth quarter financial statements will reflect the new status of the loan as other real estate owned. The real estate assets are presently being liquidated and management does not currently anticipate that the Bank will incur a material loss as a result of the original loan.

   Non-Interest Income and Expense. Other operating income was $62,172 for the three months ended September 30, 1997 compared to $45,980 for the same period in 1996. Other operating income was $299,168 for the first nine months of 1997 compared to $62,030 for the same period in 1996, an increase of $237,138. These increases were due primarily to gains on the sale of securities and increased fee income.

   Operating expenses were $488,772 for the three months ended September 30,
   1997 compared to $362,792 for the same period in 1996.    For the three
   months ended September 30, 1997, salaries and employee benefit expense was $240,631 or 49.2% of total operating expenses, and occupancy and equipment expense was $100,149 or 20.5 % of total operating expenses. Payroll and occupancy expense increased by $103,995 over the same period in 1996.

   Operating expenses were $1,310,666 for the nine months ended September 30, 1997 compared to $1,117,945 for the same period in 1996. For the nine month period ended September 30, 1997, salaries and employee benefit expense was $704,515 or 53.8% of total operating expenses, and occupancy and equipment expense was $260,548 or 19.9% of total operating expenses.

   PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K

        a.   Exhibits

             27   Financial Data Schedule
                  (EDGAR version only)

        b.   Reports on Form 8-K

             The Company did not file a Current Report on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES


             In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 RIDGESTONE FINANCIAL SERVICES, INC.


   Date: November 14, 1997       /s/ Paul E. Menzel
                                 Paul E. Menzel
                                 President


   Date: November 14, 1997       /s/ William R. Hayes
                                 William R. Hayes
                                 Vice President and Treasurer

                                  EXHIBIT INDEX

        Exhibit Number

             27             Financial Data Schedule
                            (EDGAR version only)