Form 10KSB40
period 1997-12-31
RIDGESTONE FINANCIAL SERVICES INC
filed 1998-03-18
CIK 1001791

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-KSB

   [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 1997

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ________________ to __________________

   Commission file number:  0-27984

                       Ridgestone Financial Services, Inc.
                 (Name of small business issuer in its charter)

           Wisconsin                              39-1797151
   (State or other jurisdiction of   (I.R.S. Employer Identification No.)
     incorporation or organization)

     13925 West North Avenue,                       53005
      Brookfield, Wisconsin                       (Zip Code)
    (Address of principal executive offices)

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

        Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10KSB. [X]

   Issuer's revenues for its most recent fiscal year:  $4,436,756

   Aggregate market value of voting stock held by non-affiliates of the issuer: $12,931,585

   Number of shares of common stock, no par value, outstanding on March 2, 1998: 834,340

                       DOCUMENTS INCORPORATED BY REFERENCE

   Proxy Statement for the 1998 Annual Meeting (incorporated by reference into Part III)

   Transitional Small Business Disclosure Format:  Yes ___; No  X .

                       Ridgestone Financial Services, Inc.

                                 Index to Annual
                              Report on Form 10-KSB
                   For The Fiscal Year Ended December 31, 1997

                                                                      Page

   PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
        Item 1.  Description of Business . . . . . . . . . . . . . . .  1
        Item 2.  Description of Property . . . . . . . . . . . . . . .  7
        Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . .  8
        Item 4.  Submission of Matters to a Vote of Security Holders .  8

   PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8
        Item 5.  Market for Common Equity and Related
                 Stockholder Matters . . . . . . . . . . . . . . . . .  8
        Item 6.  Plan of Operation and Management's Discussion
                 and Analysis  . . . . . . . . . . . . . . . . . . . .  9
        Item 7.  Financial Statements  . . . . . . . . . . . . . . . . 18
        Item 8.  Changes In and Disagreements With Accountants
                 on Accounting and Financial Disclosure  . . . . . . . 40

   PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 40
        Item 9.  Directors, Executive Officers, Promoters
                 and Control Persons; Compliance With
                 Section 16(a) of the Exchange Act . . . . . . . . . . 40
        Item 10. Executive Compensation  . . . . . . . . . . . . . . . 40
        Item 11. Security Ownership of Certain Beneficial
                 Owners and Management . . . . . . . . . . . . . . . . 40
        Item 12. Certain Relationships and Related Transactions  . . . 40
        Item 13. Exhibits and Reports on Form 8-K  . . . . . . . . . . 40

   SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 41

   Part I

   Item 1.      Description of Business

   General

   Ridgestone Financial Services, Inc. (the "Company") was incorporated in Wisconsin on May 25, 1994. The Company was formed to acquire all of the issued and outstanding stock of Ridgestone Bank (the "Bank") and to engage in the business of a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The organizers received a certificate of authority to organize the Bank from the Wisconsin Commissioner of Banking on May 9, 1995. The organizers' application for deposit insurance was approved on May 24, 1995 by the Federal Deposit Insurance Corporation ("FDIC"), subject to certain conditions including conditions related to capital adequacy. The Company's application to become a bank holding company for the Bank was approved by the Federal Reserve Board on July 20, 1995. In November 1995, the Company sold 834,340 shares of its common stock, no par value, in an initial public offering. The net proceeds received by the Company in this offering totaled approximately $7.8 million. The Bank was capitalized on December 6, 1995, and commenced operations on December 7, 1995.

   The Bank provides full-service commercial and consumer banking services in its primary market areas of Brookfield, Elm Grove and Wauwatosa, Wisconsin. The Bank competes with other commercial banks, savings banks, savings and loan institutions, credit unions and other financial service organizations in the three-city area. The Bank is one of the newest financial institutions in its market.

   The Bank was the first bank in Wisconsin to introduce full-service PC banking, called RidgeStone Connect. This on-line service enables the Bank's customers to access their accounts in real time, pay bills, transfer funds, access lines of credit, exchange e-mail and view product and rate information. Approximately 19% of the Bank's consumer customers are enrolled in RidgeStone Connect. The Bank plans to introduce a business version of this service sometime in 1998.

   The Company's principal business is the business of the Bank. The Bank's principal business consists of attracting deposits from the public and
   investing those  deposits in loans and securities.   The Bank's deposits
   are  insured to the  maximum extent allowable  by the FDIC.   The
   Company's results of operations are dependent primarily on net interest income, which is the difference between the interest earned on its loans and securities and the interest paid on deposits. The Company's operating results are affected by deposit service charges and other income. Operating expenses of the Company include employee compensation and benefits, occupancy and equipment expense, professional and data processing fees, advertising and marketing expenses, and other
   administrative  expenses.    The  Company's  operating  results  are  also
   affected by economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

   In 1996, the Bank received regulatory approval to open its first branch at 15565 W. North Avenue, Brookfield, Wisconsin. The branch opened for business on January 2, 1997 and houses a drive-thru branch banking facility and banking operations center.

   Special Note Regarding Forward-Looking Statements

   Certain matters discussed in this Annual Report on Form 10-KSB are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects," or other words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those currently anticipated. Additional factors that may cause actual results to differ materially from those contemplated in the forward-looking statements include: interest rate trends, the general economic climate in the Company's market area, loan delinquency rates and legislative enactments or regulatory changes which adversely affect the business of the Company and/or the Bank. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements. The forward-looking statements included herein are only made as of the date of this Annual Report on Form 10-KSB and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

   Business Strategy

   The Bank's strategy is to concentrate on the financial service needs of individuals and small businesses by providing on-site decision making and using technology to enhance customer service. While the Bank has a lending limit of $850,000 per loan, the Bank is able to attract business loans beyond its $850,000 lending limit by using bank participations with other banks in Wisconsin. Likewise, the Bank has purchased participations from other area Wisconsin financial institutions.

   Loan Products

   The Bank offers a full range of retail and commercial lending services, including commercial revolving lines of credit, residential and commercial real estate mortgage loans, consumer loans and equipment financing. These loan products are discussed below.

   Although the Bank's management takes a competitive approach to lending, it stresses high quality in its loans. To promote such quality lending, the Board of Directors of the Bank has established maximum lending authority for each loan officer. Each loan request exceeding a loan officer's authority has to be approved by one or more senior officers. On a monthly basis, the entire Board of Directors of the Bank reviews all loans over $25,000 made in the preceding month. In addition, the Loan Committee of the Board of Directors of the Bank reviews loans over $250,000 for prior approval when the loan request exceeds the established limits of senior loan officers. The Loan Committee of the Bank reviews loans with aggregate principal amounts between the lending officer's lending authority and $250,000. The Loan Committee is comprised of the President of the Bank, the Executive Vice President and Loan Review Administrator. Because of the Bank's local nature, management believes that quality control is achievable while still providing prompt and personal service.

   Management of the Bank has established relationships with a correspondent bank and other independent financial institutions to provide other services required by its customers, including loan participations where the requested loan amounts exceed the Bank's policies or legal lending limits.

   In December 1997, the Bank signed a contract with Bankers' Service Corporation, a wholly owned subsidiary of Bankers' Bank in Madison,Wisconsin to assist in the loan review process. This process is designed to promote early identification of credit quality problems in the Bank's loan portfolio. While the Bank will continue to review all loans through its Loan Review Administrator, these reviews will be augmented by the Bankers Bank loan review function. The Bank's Loan Review Administrator is responsible for conducting a continuous internal review which tests the Bank's compliance with loan policy and documentation of all loans. Any past due loans and identified problem loans are reviewed with the Board of Directors of the Bank on a monthly basis.

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

   The retention of variable-rate loans in the Bank's loan portfolio helps to reduce the Bank's exposure to fluctuations in interest rates. However, such loans generally pose credit risks different from the risks inherent in fixed rate loans, primarily because as interest rates rise, the interest payments due from the borrowers rise, thereby increasing the potential for default.

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

     Loan Category                                   LTV Limit

     Raw Land                                        65%

     Land Development                                75%

     Construction:

          Commercial, multi-family, and non-         80%
          residential

          1-4 family residential                     85%

     Improved Property                               85%

     Owner-occupied 1-4 family and home equity       90%  (1)

        (1) Residential loans exceeding the 90% limit may be excluded from reporting requirements of FDICIA if enhanced by mortgage insurance or readily marketable collateral.

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

   The Bank's commercial loan portfolio totaled $14,158,697 as of December 31, 1997, and consisted primarily of lines of credit and loans to businesses. Lines of credit are generally used for the purpose of financing working capital and may be secured with current assets of the borrower. Loans are written for a period of greater than one year, are amortized over a period of five to seven years and are used principally for financing fixed asset expenditures. Loans are generally secured with the fixed assets of the borrower.

   Real Estate Commercial Loans. As of December 31, 1997, the Bank had $13,474,318 of real estate commercial loans outstanding. These loans were generally made for the purpose of purchasing manufacturing facilities, warehouses, office buildings and multiple family commercial real estate holdings.

   Competition. The Company has identified as its primary competitors, offices of either thrifts, credit unions or banks operating in Brookfield, Elm Grove and Wauwatosa, Wisconsin. Although the Bank commenced operations on December 7, 1995, its deposits as of June 1997 exceed those of many of its area competitors which have been operating for longer periods of time.

   The Bank also faces competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds and other providers of financial services. Most of the Bank's competitors have been in business for a number of years, have established customer bases, are larger and have higher lending limits than the Bank.

   The Bank competes for loans principally through its ability to communicate effectively and professionally with its customers in understanding and meeting their needs. Management believes that its personal service philosophy continues to enhance its ability to compete favorably in attracting individual and business customers. The Bank actively solicits retail customers and competes for deposits by offering customers personal attention, professional service and competitive interest rates.

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

   The Company. As a registered bank holding company, the Company is subject to regulation under the BHCA. The BHCA requires every bank holding company to obtain the prior approval of the Board of Governors of the Federal Reserve System (the "Board") before it may merge with or consolidate into another bank holding company, acquire substantially all the assets of any bank, or acquire ownership or control of any voting shares of any bank if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank.

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

   The Bank. As a state-chartered institution, the Bank is subject to regulation and supervision by the Department and the Wisconsin Banking Review Board and is periodically examined by the Department's staff. Deposits of the Bank are insured by the Bank Insurance Fund administered by the FDIC and as a result the Bank is also subject to regulation by the FDIC and periodically examined by its staff.

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

   FDICIA, among other things, establishes five tiers of capital requirements: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The FDIC has adopted regulations which define the relevant capital measures for the five capital categories. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio (total capital to risk-weighted assets) of 10% or greater, a Tier I risk-based capital ratio (Tier I Capital to risk weighted assets) of 6% or greater, and a Tier I leverage capital ratio (Tier I Capital to average assets) of 5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital of 4% or greater, and (generally) a Tier I leverage capital ratio of 4% or greater, and the institution does not meet the definition of a well
   capitalized   institution.       An   institution   is    deemed   to   be
   "undercapitalized" if it has a total risk-based capital ratio less than 8%, or a Tier I risk-based capital ratio less than 4%, or (generally) a Tier I leverage ratio of less than 4%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio less than 6%, or a Tier I risk-based capital ratio less than 3%, or a Tier I leverage ratio less than 3%. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. Undercapitalized banks are subject to growth limitations and are required to submit a capital restoration plan. If an undercapitalized bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." Significantly undercapitalized banks may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. The Bank currently exceeds the regulatory definitions of a well capitalized financial institution.

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

   Employees

   The Company and the Bank together employ seventeen full-time and six part-time employees, including five personal bankers, an investment officer, four operations specialists, six customer service representatives, a cashier, a business calling representative, two commercial loan officers, a senior officer in charge of retail banking, a technology specialist and the Bank president.

   Directors and Executive Officers

   The directors of the Company and the Bank as of March 2, 1998 were as follows:

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

    Name of Director               Principal Occupation

    Charles N. Ackley              Owner of C.N.A. Associates, Inc., a
                                   company engaged in the sales
                                   representation of manufacturers

    Gregory J. Hoesly              President of L.L. Richards Machinery Co.,
                                   Inc., a machine tool dealer

    John E. Horning                Chairman of the Board and Chief Executive
                                   Officer   of  Shorewest   Realtors  Inc.,
                                   Wisconsin   Mortgage   Corporation,   and
                                   Heritage Title Service

    William F. Krause, Jr.         President of Krause Funeral Home, Inc.

    Charles G. Niebler             President of Eye Care Vision Centers

    Frederick I. Olson             Retired Professor of History at the
                                   University of Wisconsin-Milwaukee and
                                   former Associate Dean of the University's
                                   College of Letters and Science

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


   The executive officers of the Company and the Bank as of March 2, 1998 were as follows:


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

   The Bank opened its drive-up branch on January 2, 1997. The branch is located in a turn-of-the-century schoolhouse building, which has been renovated to house a branch banking facility. The Company owns this facility, which is located on approximately one acre of land at 15565 W. North Avenue, Brookfield, Wisconsin and has approximately 1,057 square feet of space. It provides four drive-up kiosks and room for one drive-up automated teller machine.

   Item 3.      Legal Proceedings

   Neither the Company nor the Bank is party to any material legal proceedings.

   Item 4.      Submission of Matters to a Vote of Security Holders

   There were no matters submitted to the shareholders of the Company for a vote during the fourth quarter of the year ended December 31, 1997.

   Part II

   Item 5.      Market for Common Equity and Related Stockholder Matters

   The Company's common stock has traded in the over-the-counter market since the completion of the company's initial public offering in November 1995. High and low bid prices, as reported on the OTC Bulletin Board, for each quarter within the last two fiscal years are as follows:

       1996                                           High        Low

    1st Quarter                                      $10.75      $10.05

    2nd Quarter                                       11.50      10.438

    3rd Quarter                                      12.375       11.25

    4th Quarter                                      12.875       12.00


       1997                                           High        Low

    1st Quarter                                      $14.00      $13.25

    2nd Quarter                                       15.75      13.875

    3rd Quarter                                       16.25       14.50

    4th Quarter                                       17.75       16.00


   These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Fiscal 1997 quotations do not include intra-day highs and lows. On December 31, 1997, there were approximately 40 owners of record and approximately 600 beneficial owners of the Company's common stock.

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

   Wisconsin banking laws restrict the payment of cash dividends by state banks by providing that (i) dividends may be paid only out of a bank's undivided profits, and (ii) prior consent of the Department is required for the payment of a dividend which exceeds the current year's income if dividends declared have exceeded net profits in either of the two immediately preceding years. The various bank regulatory agencies have authority to prohibit a bank regulated by them from engaging in an unsafe or unsound practice. The payment of a dividend by a bank could, depending upon the circumstances, be considered such an unsafe or unsound practice. In the event that (i) the FDIC or the Department should increase minimum required levels of capital; (ii) the total assets of the Bank increase significantly; (iii) the income of the Bank decreases significantly; or
   (iv) any combination of the foregoing occurs, then the Board of Directors of the Bank may decide or be required by the FDIC or the Department to retain a greater portion of the Bank's earnings to achieve or maintain the required capital. In addition to the foregoing, Wisconsin corporations such as the Company are prohibited by the Wisconsin Business Corporation Law from paying dividends while they are insolvent or if the payment of dividends would render them unable to pay debts as they come due in the usual course of business.

   Item 6.      Plan of Operation and Management's Discussion and Analysis

   Plan of Operation

   Market Area. The Company selected its market location because the area has a demographic profile with a large number of people that management believes are most likely to become long-term, high-value customers. The Company is beginning to realize the potential of the demographic profile of these residents.

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

   Marketing and Sales.  In 1997, the Bank committed to continue to implement the Bank's business strategy of focusing on providing banking services to targeted individuals and businesses within the Bank's market
   area.   This strategy has been implemented and has shown results.  The Bank has enjoyed significant growth by emphasizing its local management and by providing a high level of personal service to customers, employing technology that is enabling Bank personnel to provide individualized service to customers on a cost-effective basis.

   The Bank currently has 4,500 consumer and business deposit and loan accounts from over 1,800 customers. The demographic make-up of those 1,800 customers continues to mirror the demographic make-up of what national studies indicate to be among the most desirable customer relationships available to banks.

   The Bank's marketing efforts in 1997 in developing these relationships were primarily through direct mail, telephone solicitations and referrals. Throughout the year, the Bank sent approximately 18,000 pieces of direct mail to persons residing in its primary market area and made over 4,700 personal contacts with customers and prospects. In addition to direct marketing, the Bank gained a significant number of new relationships through customer referrals.

   Once an initial customer relationship is established with the Bank, the Bank's sales force then pursues expansion of that relationship through the sale of additional products and services. The Bank's salespeople manage a portfolio of assigned clients and prospects, and their performance is measured by the overall profitability of those relationships.

   Recognizing that the future value of the Company's franchise is dependent upon the quality of the Bank's customer base, the Bank invested heavily in
   1996  in  attracting  long-term,   high-value  customers.  The Bank spent
   1997 attracting new relationships and expanding existing ones. The significant improvement in the operating results of the Company is a direct result of the effective implementation of these strategies. Industry statistics show that retaining and expanding relationships with the right customers is less costly, and therefore more profitable for financial institutions.

   In part through frequent contacts by the Bank's sales force, the Bank succeeded in retaining 91% of its customer relationships during 1997. The average household deposit size has grown from $30,000 to $37,000 and average loan size has grown from $97,000 to $117,000, excluding secondary market mortgage loans, indirect dealer loans and credit cards.

   In an effort to expand customer satisfaction and profitability, the Company has developed and implemented a database to track customer financial goals, needs and banking preferences. This database allows each employee to provide customers individualized service and product offerings and to respond promptly to service requests, providing the level of service each relationship dictates.

   The application of current technology is becoming a priority within the banking industry. Significant dollars are being spent to obtain and use technology to allow financial institutions to communicate and operate with increased efficiency. The Bank has invested in state-of-the-art technology in an effort to provide better service to its customers and has recognized improvement in earnings due partly to the effective use of these systems.

   Results of Operations.

   During the fiscal year ended December 31, 1997, the Company reported a profit of $41,633 or $.05 per share compared to a net loss of $1,271,070 or $1.52 per share for fiscal 1996. Although a loss in the second year of operation was anticipated for a new banking venture, it is noteworthy to indicate that the modest profit in 1997 resulted even after a loan loss provision of $290,000.

   Comparative information on results of operations between fiscal 1996 and fiscal 1995 is not provided herein since the Bank commenced operations on December 7, 1995, and, therefore, had only three weeks of operations during fiscal 1995.

   The Company's return on average equity and return on average assets during fiscal 1997 and fiscal 1996 are as follows:

                                                     1997           1996

        Return on average assets                     0.01%          -4.81%
        Return on average equity                     0.70%          -19.97%
        Dividend payout ratio on common stock        None           None
        Average equity to average assets             11.98%         24.06%


   Total interest  income for the year  ended December 31, 1997  increased to
   $3,739,811  from   $1,583,724  for the  year ended  December 31,  1996, an
   increase of $2,156,087.  This increase was primarily the result of greater
   average outstanding balances in  earning assets and improved yields.   The
   Company's earning assets grew by $20,207,554 or 52.40% in fiscal 1997 while the yield on total earning assets improved by 1.59%, from 6.51%
   to  8.10%.   Interest income consisted primarily  of interest on loans
   (including loan fees), federal funds sold, securities and interest-bearing deposits at other financial institutions. Management anticipates that interest income will continue to grow as the Bank's loan portfolio and other assets increase.

   The following table summarizes the distribution of the Company's loans at December 31, 1997 and December 31, 1996.

                                           December 31,
                                 1997                        1996

     Commercial              $14,158,697                 $ 6,967,836

     Real Estate:

        Construction           4,640,119                   2,565,144

        Commercial            13,474,318                   4,632,272

        Residential           10,877,347                   4,634,990

     Installment and           3,108,540                     585,855
     Consumer
                             -----------                 -----------
         Total Loans         $46,259,201                 $19,386,097


   Interest expense increased to $2,126,065 in fiscal 1997 from $1,025,524 in fiscal 1996, an increase of $1,100,541. Interest expense primarily represents interest paid to depositors. The increase in expense was due to greater average outstanding balances in interest bearing liabilities, primarily deposits. The yield on interest bearing liabilities decreased by .22% from 5.75% in 1996 to 5.53% in 1997.

   Set forth below is a summary of the Company's average deposits and interest paid on such deposits during fiscal 1997 and fiscal 1996.


                                               1997             Rate Paid       1996          Rate Paid
   Non interest-bearing demand              $4,363,343               --    $2,086,618              --
   Interest-bearing demand                     827,094            1.76%       444,072           1.76%
   Money Market demand                      18,266,062            5.27%     8,316,058           5.69%
   Savings deposits                            827,824            2.93%       326,895           2.89%
   Time deposits                            18,506,745            6.07%     8,763,340           6.11%
   Purchased Funds                               9,603            6.12%             0           0.00%
                                            ----------         -------      ---------           -----
        Total Deposits                     $42,800,671            5.53%   $19,936,983           5.75%

   Set forth below is a schedule of the maturities for the Company's time deposits of $100,000 or more.



                                        Over 3      Over 6
                         3 Months       mos.        mos.

                         or less        thru 6      thru 12       Over 12
                                        mos.        mos.          mos.

   Certificates of     $ 1,825,000 $  309,366  $    3,289,460 $   106,517
   Deposit

   Total               $ 1,825,000 $  309,366  $    3,289,460 $    106,517



   Net interest income rose from $558,200 for the year ended December 31, 1996 to $1,613,746 for the year ended December 31, 1997, an increase of $1,055,546 or 189.1%. Net interest income represents the difference between interest income earned on earning assets and interest expense paid on interest bearing liabilities.

   The following table sets forth an analysis of the interest rates and interest differential of the Company's earning assets, which earn interest income, and interest bearing liabilities, which accrue interest expense, for fiscal 1996 and fiscal 1997. The interest margin increased to 3.49% in 1997 from 2.29% in 1996 as the average cost of interest bearing liabilities declined and the average yield on total earning assets improved.

                                                   1997                              1996


                                    Average        Related     Yield      Average   Related   Yield
                                    Balance       Interest     Rate       Balance   Interest   Rate
   Earning assets:
       Time deposits in bank       $ 177,939       15,740      8.85%     $680,715    37,226   5.47%
       Investments (taxable)       9,439,985      546,627      5.79%    5,171,489   289,707   5.60%
       Investments (nontaxable)            0            0                       0         0
       Funds sold                  3,556,986      195,211      5.49%   11,642,626   614,803   5.28%

       Loans (a)                  33,004,074    2,982,233      9.04%    6,833,651   641,988   9.39%
                                  ----------    ---------     ------   ----------  --------   -----
           Total Earning assets  $46,178,984   $3,739,811      8.10%  $24,328,480 1,583,724   6.51%
                                  ==========    =========     ======   ==========  ========   =====

   Interest-bearing liabilities:
       NOW accounts                $ 827,094       14,547      1.76%     $444,072     7,818   1.76%
       Savings accounts              827,824       24,285      2.93%      326,895     9,460   2.89%
       Money Market accounts      18,266,062      963,322      5.27%    8,316,058   472,769   5.69%
       Time deposits              18,506,746    1,123,323      6.07%    8,763,340   535,477   6.11%
       Purchased Funds                 9,603          588      6.12%            0         0   0.00%
                                  ----------    ---------      -----    ---------   -------   -----
         Total Interest-bearing
           liabs                $ 38,434,329    2,126,065      5.53%  $17,850,366 1,025,524   5.75%
                                 ===========    =========      =====   ========== =========   =====

   Interest spread                            $ 1,613,746      2.57%              $ 558,200   0.76%
                                                =========      =====               ========   =====

   Interest margin                            $ 1,613,746      3.49%              $ 558,200   2.29%
                                                =========      =====               ========   =====


   ----------
   (a) No loans  have been placed on  nonaccrual.  Loan interest  income includes net loan fees.


   The following table describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense for the period indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), (iii) changes attributable to changes in rate/volume (changes in rate multiplied by changes in volume), and (iv) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.


                                                Year Ended December 31,1996
                                                         Compared to
                                                 Year Ended December 31,1997
                                                  Increase (Decrease) Due To

                                     Volume           Rate          Rate/Volume        Net
   Earning assets:

      Time deposits in bank        $(27,502)     $   23,008     $      (16,992)    $   (21,486)

      Investments(taxable)          239,036           9,774              8,110         256,920

      Investments(nontaxable)             0               0                  0               0

      Funds sold                   (426,922)         24,450            (17,120)       (419,592)

      Loans                       2,457,403         (23,918)           (93,241)      2,340,243
                                  ---------       ---------          ---------      ----------
          Total Earning          $2,242,015      $   33,314      $    (119,243)    $ 2,156,085
          assets                  =========      ==========        ===========      ==========

   Interest-bearing
   liabilities:

      NOW accounts          $         6,729      $        0       $          0     $     6,729

      Savings accounts               14,477             131                217          14,825

      Money Market deposit
      accounts                      566,155         (34,927)           (40,675)        490,553

      Time deposits                 595,322          (3,505)            (3,971)        587,845

      Purchased funds                     0               0                588             588
                                 ----------       ---------         ----------       ---------
          Total
          interest-bearing
          liabilities           $ 1,182,683      $  (38,302)       $   (43,841)    $ 1,100,540
                                  ---------      -----------       ------------     ----------
          Net change in net
          interest income       $ 1,059,331      $   71,616        $   (75,402)    $ 1,055,545
                                  =========      ===========       ============     ==========


   The provision for loan losses is based on management's evaluation of factors such as the local and national economy and the risk associated
   with the  loans in the portfolio.   The Company's reserve  for loan losses
   was $624,740 at December 31, 1997 compared to $334,740 at December 31, 1996. Of the provision, $290,000 was charged against earnings in 1997 and $325,740 was charged against earnings in 1996. As of December 31, 1997, the Company's loan loss reserve was 1.35% of outstanding loans compared to 1.73% at December 31, 1996. Set forth below is an analysis of the Company's provision for loan losses.


                                               1997              1996

   Beginning loan loss reserve          $    334,740         $    9,000
   Charge-offs:
         Commercial                                0                  0
      Real Estate:
         Construction                              0                  0
         Commercial                                0                  0
         Other Mortgages                           0                  0
         Installment-consumer                      0                  0
   Recoveries:
         Commercial                                0                  0
      Real Estate:
         Construction                              0                  0
         Commercial                                0                  0
         Other Mortgages                           0                  0
         Installment-consumer                      0                  0
                                          ----------          ---------
   Net Charge-offs                                 0                  0
   Additions charged to operations           290,000            325,740
                                          ----------          ---------
   Balance at end of period               $  624,740          $ 334,740
                                          ==========          =========

   For each year ending December 31, the determination of the additions to loan loss reserve charged to operating expenses was based on an evaluation of the loan portfolio, current domestic economic conditions, and other factors.

   Management believes that the majority of risk in the Bank's loan portfolio lies in commercial loans, which include commercial real estate and construction loans. Accordingly, the Bank has allocated $382,317 or 61% of the reserve for loan losses to these loans, which comprise about 69% of the loan portfolio. The Bank has allocated $10,919 or about 2% of the reserve for loan losses to residential mortgages, which comprise about 24% of the loan portfolio. Consumer loans comprise about 7% of the loan portfolio, and $31,959 or about 5% of the reserve for loan losses is allocated to consumer loans. The Bank has allocated $6,385 of the reserve for loan losses to unfunded loan commitments, which total approximately $12,769,278. The balance of the reserve for loan losses or $193,160 is unallocated.

   There were no loan charge-offs or recoveries or any impaired loans during 1997. The Bank evaluated the adequacy of the reserve for loan losses based on an analysis of specific problem loans, as well as on an aggregate basis. The reserve for loan losses is maintained at a level management considers adequate to provide for potential future losses. The following table summarizes the Company's nonperforming loans as of December 31, 1997 and December 31, 1996.


                                 December 31,
                               1997        1996

     Nonaccrual Loans          0.00        0.00

     Past Due 90 Days+ (1)     0.00        0.00

     Restructured Loans (2)    0.00        0.00

     (1) Loans are generally placed on nonaccrual status when contractually past due 90 days or more.

     (2) There were no restructured loans for each of the presented years.

   Each of the loans which becomes contractually past due 90 days or more as to principal or interest payments will be reviewed by management and reported to the Loan Committee of the Board of Directors of the Bank. These loans would then be placed on a nonaccrual basis.

   As of December 31, 1997, management, to the best of its knowledge, is not aware of any significant loans, group of loans or segments of the loan portfolio not included above, where there are serious doubts as to the ability of the borrowers to comply with the present loan payment terms.

   Other operating income was $696,945 for fiscal 1997 compared to $52,855 for fiscal 1996, an increase of $644,090 or 1,218.6%. Other operating income consisted of service charges on deposit accounts, merchant credit card processing services, commission income generated by the investment center and gains on the sale of securities. The increased operating income for fiscal 1997 was in large part due to a gain of $571,382 from the sale of securities.

   Operating expenses consisted primarily of salaries and benefits, occupancy and equipment expenses, data processing fees, marketing expenses, professional fees and other expenses. Operating expenses for fiscal 1997 were $1,944,782 compared to $1,555,451 for fiscal 1996, an increase of $389,331 or 25.0%. The primary increase came in the area of salaries and benefits which increased by $301,759 or 41.9%. This increase occurred primarily as a result of the addition of a commercial lender, two new retail banking officers, staffing the new drive-up facility and the president drawing a full year's salary. Occupancy and equipment expenses increased by $57,739 or 19.3% and other expenses increased by $29,832 or 5.6% primarily due to the opening of the drive-thru branch.

   In fiscal 1997, the Bank's FDIC premiums were assessed at $3,263 as required by federal law.


   Financial Condition.

   The Bank reported total assets of $65,103,697 at December 31, 1997, an increase of $23,298,163 or 55.7% from December 31, 1996.

   Cash and due from banks was $2,671,050 at December 31, 1997 compared to $1,494,243 at December 31, 1996 and represents cash maintained at the Bank and funds that the Bank and the Company have deposited in other financial institutions. The Bank reported $7,994,000 of Federal Funds sold on December 31, 1997 and $13,259,000 on December 31, 1996, which are inter-bank funds with daily liquidity. The Bank's loan-to-deposit funds ratio on December 31, 1997 was 79% compared to 54% on December 31, 1996.

   The Bank's investment portfolio decreased from $6,057,419 as of December 31, 1996 to $5,127,501 at December 31, 1997 as a result of maturing securities. A portion of these securities was originally purchased with
   the intent to  hold the securities until they mature.   Another portion of
   the securities was placed in the available for sale category as the securities may be liquidated to provide cash for operating or financing purposes. As of December 31, 1997 and December 31, 1996, the book value of U.S. Treasuries, U.S. Government agencies and corporate securities were $5,122,404 and $6,031,688 respectively. The following table summarizes the maturities of those securities:


                                        1 Year or     After 1 year  After 5       After 10       Total
                                        less          through 5     years         years
                                                      years         through 10
                                                                    years
   Available for Sale Securities:

        U. S. Treasury and other
           U. S. Govt. agencies
           and corporations          $  250,234      $501,124        $    0      $       0       $ 751,406

             Weighted average yield        6.19%         6.63%         0.00%          0.00%           6.48%

        Corporate Securities            123,000             0             0              0         123,000

             Weighted average yield        0.00%         0.00%         0.00%          0.00%           0.00%


        Total Available For Sale     $  373,234     $ 501,124        $    0      $       0       $ 874,406
                                     ----------     ---------        ------      ---------       ---------

             Weighted Avg. Yield of
             Total                         4.15%         6.63%         0.00%          0.00%           5.57%


   Held to Maturity Securities:

        U. S. Treasury and other
           U. S. Govt. agencies
           and corporations          $1,501,498  $ 2,251,597      $500,000      $        0     $4,253,095

             Weighted average yield        6.15%       6.87%          7.00%           0.00%          6.63%


        Total Held to Maturity       $1,501,498  $ 2,251,597      $500,000      $        0     $4,253,095
                                     ----------  -----------      --------      ----------     ----------

             Weighted Avg. Yield of        6.15%        6.87%         7.00%          0.00%           6.63%
             Total

   Total Securities                  $1,874,732   $2,752,769      $500,000      $        0     $5,127,501
                                      =========   ==========      ========      ==========     ==========

             Weighted Avg. Yield of        5.75%        6.83%         7.00%           0.00%          6.45%
             Total


   Amortized costs and fair values of available for sale securities are discussed in Notes D and E, respectively, to the Company's Consolidated Financial Statements.

   Loans prior to the allowance for loan losses increased from $19,386,097 at December 31, 1996 to $46,259,021 at December 31, 1997, an increase of $26,872,924 or 139%. In addition to the $46,259,000 in loans outstanding that the Bank reported on December 31, 1997, the Bank had unfunded loan commitments of $12,769,000. Also, during fiscal 1997 the Bank originated $4,101,128 in mortgage loans sold in the secondary market.

   The Company's allowance for estimated loan losses was $624,740, or 1.35% of loans at December 31, 1997 compared to $334,740, or 1.73% of loans at December 31, 1996. See AResults of Operations.

   The Company's office building, leasehold improvements and equipment less accumulated depreciation and amortization decreased to $1,403,082 at December 31, 1997 from $1,511,222 at December 31, 1996. On December 31, 1997 the Bank had in Other Real Estate Owned $1,262,489 which is represented by 24 fully improved residential lots. The Bank entered into a contract for the exclusive build-out of those lots by an area builder. In addition, the Company has on its books as an asset three homes with a value of $512,000. These lots and homes are carried by the Company as Other Real Estate Owned as a result of a real estate loan extended by the Bank with an original principal amount of $650,000 secured by these real estate assets. This loan was placed in nonaccrual in the second quarter of 1997. The entity owning the underlying real estate assets securing this loan filed for bankruptcy in the third quarter of 1997. The Bank purchased these real estate assets from the bankruptcy court on October 27, 1997 for an additional $953,790. All of this real estate has been placed for sale. The Bank currently anticipates that the three houses will be sold in fiscal 1998, producing proceeds of approximately $512,000, and that the remaining parcels of land will be liquidated over a two year period.

   Accrued interest receivable on loans and other assets increased to $495,109 at December 31, 1997 compared to $247,656 at December 31, 1996.

   The Bank experienced significant deposit growth during fiscal 1996 and fiscal 1997. Total deposits increased by $22,818,965 from $35,668,660 as of December 31, 1996 to $58,487,625 on December 31, 1997.

   Accrued interest payable and other liabilities of $752,772 at December 31, 1997 compared to $268,869 at December 31, 1996 were made up of accrued interest payable on deposit accounts and accounts payable.

   Capital Resources. The Bank's most recent notification as of April 28, 1997 from the Department categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain the minimum total risk-based, Tier I risk-based, and leverage ratios as set forth in "Description of Business--Supervision and Regulation." There have been no conditions or events since these notifications that management believes will change the Bank's classification. See Note Q to the Company's Consolidated Financial Statements.

   The Company has made a commitment to the Federal Reserve Bank of Chicago that it will not incur any debt until December 7, 2000, without prior approval from the Federal Reserve System. The Bank has committed to the FDIC that it will maintain a Tier I capital to total asset ratio of not less than 8% for its first three years of operations starting
   December 7, 1995.

   Asset/Liability Management. The principal function of asset/liability management is to manage the balance sheet mix, maturities, repricing characteristics and pricing components to provide an adequate and stable net interest margin with an acceptable level of risk over time and through interest rate cycles.

   Interest-sensitive assets and liabilities are those that are subject to repricing within a specific relevant time horizon. The Company measures interest-sensitive assets and liabilities and their relationship with each other at terms of immediate, quarterly intervals up to one year and over one year.

   Changes in net interest income, other than volume related changes, arise when interest rates on assets reprice in a time frame or interest rate environment that is different from the repricing period for liabilities. Changes in net interest income also arise from changes in the mix of interest earning assets and interest-bearing liabilities.

   The following table summarizes the maturities and sensitivity to changes in interest rates of the Company's loan portfolio at December 31, 1997.



                                                     Loan Maturities                         Amount over one year with

                                   1 year         After 1     After 5                 Predetermined  Floating or  adj.
                                   or less       through 5     years     Total           rates        interest rates   Total
                                                    years

     Commercial                $16,069,000     13,526,000    184,000  $29,779,000       14,688,000      2,139,000    $16,827,000
     Real estate-construction      749,000        703,000          0    1,452,000                0              0              0
                               -----------     ----------   --------   ----------       ----------      ---------     ----------
   TOTAL                       $16,818,000     14,229,000    184,000  $31,231,000       14,688,000      2,139,000    $16,827,000
                               ===========     ==========   ========   ==========       ==========      =========     ==========


   The Company's strategy with respect to asset/liability management is to maximize net interest income while limiting exposure to potential downward movement. This strategy is implemented by the Bank's management, which takes action based upon its analysis of the Bank's present positioning, its desired future positioning, economic forecasts, and its goals. The Company' s goal is to maintain a cumulative GAP of +or- 25% of assets at the 0 to 359 day time frame.

   The following table summarizes the repricing opportunities as of December 31, 1997 for each major category of interest-bearing asset and interest-bearing liability:

    (Millions)          0-89     90-179    180-359      +360     Total
                        Days      Days       Days       Days

    Investments         $0.1       1.0          .8         3.2     5.1

    Loans              $21.6       4.6        13.5         6.5    46.2

    Total Rate         $21.7       5.6        14.3         9.7    51.3
    Sensitive Assets

    Rate Sensitive     $34.1       1.7        13.9         1.5    51.2
    Liabilities (1)

    GAP                (12.4)      3.9          .4         8.2

    Cumulative GAP     (12.4)     (8.5)       (8.1)         .1

    GAP/Rate           (0.6%)   (31.0%)     (19.0%)       (0.0%)
    Sensitive Assets



        (1) Savings, NOW, and Money Market Demand Deposits are considered as immediately repricable.

   Liquidity. For banks, liquidity generally represents the ability to meet withdrawals from deposits and the funding of loans. The assets that provide liquidity are cash, federal funds sold and short-term loans and securities. Liquidity needs are influenced by economic conditions, interest rates and competition. Management believes that current liquidity levels are sufficient to meet future demands. Management believes the current liquidity position of the Bank allows it opportunity to expand the Bank's loan portfolio and account for any deposit withdrawals which may occur. As of December 31, 1997 the Bank had $11,543,643 available to meet future demand.

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

   Year 2000 Matters. Many computer programs use two digits rather than four to describe a year in a date field. As a result, certain of these programs will experience malfunctions associated with the turning of the year 2000. The Bank has appointed a committee to conduct an assessment and recommend methods of remediation of internal and external year 2000 software concerns. This committee reports to the Board of Directors on a regular basis. While the Company expects to incur certain costs associated with becoming fully operable during the year 2000, the Company does not anticipate those costs to be material or to have a material affect on the business or results of operation of the Company or the Bank. The committee has contacted certain outside service providers used by the Bank to perform data processing and other services to determine the status of those vendors' year 2000 compliance processes, and has generally been informed that such vendors have undertaken review and remediation of potential year 2000 issues. However, there can be no assurance that such vendors will not experience system malfunctions associated with the year 2000 which could have a material adverse effect on the Company's results of operations. The Company expects its internal operations to be year 2000 compliant by early 1999.

                     DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
                                       Average Balance Sheet

                                                                             1997            1996
     Cash and due from banks                                             $1,411,013      $   900,071

     Federal funds sold and securities purchased under                    3,556,986       11,642,626
     agreement to resell

     Interest-bearing deposits in other banks                                72,096          680,715

     Investment securities:
       U.S. Treasury agency
         and other                                                        9,439,985        5,171,489

       Unrealized Gain (Loss) on securities

     Loans:

        Real estate mortgages                                             8,527,547          709,204

        Consumer-net                                                      2,094,599        1,901,982

        Commercial and other                                             22,381,928        4,264,643
                                                                         ----------        ---------
          Total                                                          33,004,074        6,875,829

     Less allowance for loan losses                                         335,534           42,178

          Net loans                                                      32,668,540        6,833,651

     Fixed assets                                                         1,475,555        1,087,955

     Other real estate owned                                                416,353                0

     Other assets                                                           389,910          133,839
                                                                         ----------        ---------
          Total assets                                                $  49,425,438      $26,450,345
                                                                         ==========       ==========
     Interest-bearing deposits:

        NOW accounts                                                  $     827,094      $   444,072

        Savings accounts                                                    827,824          326,895

        Money Market deposit accounts                                    18,266,062        8,316,058

        Time deposits                                                    18,506,745        8,763,340
                                                                        -----------       ----------
          Total interest-bearing deposits                                38,427,725       17,850,366

        Demand deposits                                                   4,363,343        2,086,618

          Total deposits                                                 42,791,068       19,936,983

     Other liabilities                                                      714,924          148,611
                                                                        -----------       ----------
          Total liabilities                                              43,505,992       20,085,594

     Equity capital                                                       5,919,446        6,364,750
                                                                        -----------       ----------
          Total liabilities and capital                                $ 49,425,438      $26,450,345
                                                                        ===========       ==========

   Item 7. Financial Statements
                                                                         Page
   Independent Auditor's Report . . . . . . . . . . . . . . . . . . . . . 19

   Consolidated Balance Sheet   . . . . . . . . . . . . . . . . . . . . . 20

   Consolidated Statement of Income . . . . . . . . . . . . . . . . . . . 21

   Consolidated Statement of Changes in Stockholders' Equity. . . . . . . 22

   Consolidated Statement of Cash Flows . . . . . . . . . . . . . . . . . 23

   Notes to Consolidated Financial Statements . . . . . . . . . . . . . . 24

                          INDEPENDENT AUDITOR'S REPORT


   Board of Directors
   RidgeStone Financial Services, Inc.
   Brookfield, Wisconsin

   We have audited the accompanying consolidated balance sheets of RidgeStone Financial Services, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, statements of comprehensive income, changes in stockholders' equity, and cash flows for the years ended December 31, 1997 and 1996 and period from March 31, 1995 through December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RidgeStone Financial Services, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 and period from March 31, 1995 through December 31, 1995, in conformity with generally accepted accounting principles.

   As described in Note B to the financial statements, the 1996 and 1995 financial statements have been restated to reflect the adoption of FASB No. 130.

   /s/ CONLEY MCDONALD LLP



   Brookfield, Wisconsin
   January 30, 1998

   RIDGESTONE FINANCIAL SERVICES, INC.

   CONSOLIDATED BALANCE SHEETS
   December 31, 1997 and 1996


   ASSETS                                            1997         1996

     Cash and due from banks (Note C)            $ 2,671,050  $  1,494,243
     Federal funds sold                            7,994,000    13,259,000
     Interest-bearing deposits in banks                4,185       184,637
                                                  ----------    ----------
           Cash and cash equivalents              10,669,235    14,937,880
     Available for sale securities stated
       at fair value (Note D)                        874,406     1,051,813
     Held to maturity securities, fair value of
      $4,298,356 and $5,041,826 in 1997 and
      1996 respectively (Note E)                   4,253,095     5,005,606
     Loans, less allowance for loan losses of
      $624,740 and $334,740 in 1997 and 1996
      respectively (Notes F, G and O)             44,933,031    18,206,257
     Mortgage loans held for sale                    701,250       845,100
     Office building, leasehold improvements and
       equipment, net (Note H)                     1,403,082     1,511,222
     Other real estate                             1,774,489             -
     Accrued interest receivable and other assets    495,109       247,656
                                                  ----------    ----------
           Total assets                          $65,103,697   $41,805,534
                                                  ==========   ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities:
     Deposits: (Note I)
      Demand                                     $ 7,296,264   $ 3,365,496
      Savings and NOW accounts                    28,221,885    17,282,081
      Other Time                                  22,969,476    15,021,083
                                                  ----------   -----------
           Total deposits                         58,487,625    35,668,660
     Accrued interest payable and other
       liabilities                                   752,772       268,869
                                                  ----------   -----------
           Total liabilities                      59,240,397    35,937,529
                                                  ----------   -----------
   Commitments and contingencies (Notes M,
   N and S)

   Stockholders' equity: (Note P)
     Common stock, no par value; 1,000,000
     shares unauthorized, 834,340 shares
     issued and outstanding (Note P)               7,721,399     7,721,399
     Retained deficit (Notes Q, R and S)          (1,837,493)   (1,879,126)
                                                  ----------    ----------
                                                   5,883,906     5,842,273
     Accumulated other comprehensive
     income (loss) -                                 (20,606)       25,732
                                                  ----------    ----------
           Total stockholders' equity              5,863,300     5,868,005
                                                  ----------    ----------

           Total liabilities and stockholders'
           equity                               $ 65,103,697  $ 41,805,534
                                                 ===========    ==========

   See Notes to Consolidated Financial Statements.


   CONSOLIDATED STATEMENTS OF INCOME


   Years ended December 31, 1997 and 1996
        and Period from March 31, 1995 through December 31, 1995

                                                                     1997            1996            1995
   Interest income:
     Interest and fees on loans (Note F)                       $2,982,233     $  641,988      $     4,927
     Interest on securities - taxable                             546,627        289,707               -
     Interest on federal funds sold                               195,211        614,803           20,307
     Interest on deposits in banks                                 15,740         37,226            6,156
                                                               ----------     ----------      -----------
           Total interest income                                3,739,811      1,583,724           31,390
                                                               ----------     ----------      -----------
   Interest expense:
     Interest on deposits (Note J)                              2,125,477      1,025,524            4,055
     Interest on federal funds purchased                              588             -                -
                                                               ----------     ----------      -----------
           Total interest expense                               2,126,065      1,025,524            4,055
                                                               ----------     ----------      -----------

           Net interest income before provision for loan losses 1,613,746        558,200           27,335
   Provision for loan losses (Note G)                             290,000        325,740            9,000
                                                               ----------     ----------      -----------
           Net interest income after provision for loan losses  1,323,746        232,460           18,335
                                                               ----------     ----------      -----------
   Other operating income:
     Service charges on deposit accounts                           24,418          7,829              335
     Gain on sale of securities, net (Note D)                     571,382         22,500               -
     Other                                                        101,145         22,526               -
                                                               ----------     ----------      -----------
           Total other operating income                           696,945         52,855              335
                                                               ----------     ----------      -----------

   Other operating expenses:
     Salaries and employee benefits (Note L)                    1,021,304        719,544           39,220
     Occupancy expenses (Notes H and M)                           205,833        130,901           10,375
     Equipment expenses (Note H)                                  150,507        167,700               -
     Professional fees                                            137,767         92,889               -
     Data processing fees                                          91,346         80,632               -
     Other                                                        338,025        363,785            1,682
     Pre-opening expenses (Notes S and T)                              -              -           575,449
                                                              -----------    -----------     ------------
           Total other operating expenses                       1,944,782      1,555,451          626,726
                                                              -----------    -----------     ------------
           Income (loss) before income taxes                       75,909     (1,270,136)        (608,056)
   Less applicable income taxes (Note K)                           34,276            934               -
                                                              -----------    -----------     ------------
           Net income (loss)                                   $   41,633    $(1,271,070)     $  (608,056)
                                                              ===========    ===========     ============
           Earnings (loss) per share:
               Basic                                           $     0.05     $    (1.52)     $     (0.73)
                                                              ===========    ===========     ============
               Diluted                                         $     0.05     $    (1.52)     $     (0.73)
                                                              ===========    ===========     ============
           Weighted average shares outstanding                    834,340        834,340          834,340
                                                              ===========    ===========     ============

   See Notes to Consolidated Financial Statements.



   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                            1997            1996              1995
   Net income (loss)                                 $    41,633     $ (1,271,070)    $    (608,056)
                                                       ---------       ----------       -----------

   Other comprehensive income, net of taxes:
     Unrealized gains (losses) arising during period     (12,338)          25,732               --
      Less reclassified adjustment for
        gains included in net income                     (34,000)             --                --
                                                       ---------       ----------        ----------
           Total other comprehensive income              (46,338)          25,732               --
                                                       ---------       ----------        ----------
           Comprehensive income                      $    (4,705)    $ (1,245,338)    $    (608,056)
                                                       =========       ==========        ==========


   CONSOLIDATED STATEMENTS OF CHANGES
       IN STOCKHOLDERS' EQUITY


   Years ended December 31, 1997 and 1996
        and Period from March 31, 1995 through December 31, 1995
                                                                                      Accumulated
                                                                                         other            Total
                                                      Common        Retained         comprehensive     stockholders'
                                                       stock         deficit          income (loss)       equity
   Balance, March 31, 1995                           $         -     $        -         $        -       $       -
     Proceeds from sale of 834,340 shares of common
      stock, net of stock offering costs (Note O)      7,721,399              -                  -       7,721,399
     Net loss                                                  -       (608,056)                 -        (608,056)
                                                     -----------     ----------         ----------       ---------

   Balance, December 31, 1995                          7,721,399       (608,056)                 -       7,113,343
      Net loss                                                 -     (1,271,070)                 -      (1,271,070)
      Other comprehensive income - change
        in unrealized gain on securities                       -              -             25,732          25,732
                                                     -----------     ----------         ----------      ----------
   Balance, December 31, 1996                          7,721,399     (1,879,126)            25,732       5,868,005
      Net income                                               -         41,633                  -          41,633
      Other comprehensive income - change in
        unrealized gain (loss) on securities                   -              -            (46,338)        (46,338)
                                                     -----------     ----------         ----------      ----------
   Balance, December 31, 1997                        $ 7,721,399    $(1,837,493)       $   (20,606)     $5,863,300
                                                     ===========     ==========         ==========      ==========

   See Notes to Consolidated Financial Statements.



   CONSOLIDATED STATEMENTS OF CASH FLOWS
   Years ended December 31, 1997 and 1996
        and Period from March 31, 1995 through December 31, 1995
                                                                     1997              1996                1995
   Cash flows from operating activities:
       Net income (loss)                                     $      41,633     $   (1,271,070)    $      (608,056)
                                                               -----------       ------------       -------------
       Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
          Depreciation                                             184,473            182,032              96,689
          Provision for loan losses                                290,000            325,740               9,000
          Gain on sale of investment securities                   (571,382)           (22,500)                  -
          Amortization and accretion of bond premiums
           and discounts - net                                      (1,752)                 -                   -
          Amortization of organizational costs                       2,120              2,275                 519
          (Increase) decrease in assets:
            Interest receivable                                   (227,625)          (200,631)             (2,483)
            Other assets                                           (21,948)             2,352             (49,688)
          Increase in liabilities:
            Accrued interest                                       260,671            250,002               3,921
            Other liabilities                                      223,232             13,418               1,528
                                                                 ---------           --------            --------
             Total adjustments                                     137,789            552,688              59,486
                                                                 ---------           --------            --------
             Net cash provided by (used in) operating
              activities                                           179,422           (718,382)           (548,570)
                                                                 ---------           --------            --------
   Cash flows from investing activities:
     Proceeds from sales of available for sale securities        2,701,397          9,335,817                   -
     Purchase of available for sale securities                  (1,994,683)       (10,339,643)                  -
     Proceeds from maturities of held to maturity securities       750,000            500,000                   -
     Purchase of held to maturity securities                             -         (5,505,361)                  -
     Purchase of office building, leasehold improvements
      and equipment                                                (76,333)          (636,516)         (1,153,427)
     Net expenditures on other real estate                      (1,125,790)                 -                   -
     Net increase in loans                                     (27,521,623)       (18,656,327)           (729,770)
                                                                 ---------         ----------           ---------
           Net cash used in investing activities:              (27,267,032)       (25,302,030)         (1,883,197)
                                                                ----------         ----------           ---------
   Cash flows from financing activities:
     Net increase in deposits                                   22,818,965         32,360,129           3,308,531
     Proceeds from the issuance of common stock, net                     -                  -           7,721,399
     Proceeds from notes payable                                         -                  -             414,900
     Payment of notes payable                                            -                  -            (414,900)
                                                                 ---------         ----------          ----------
           Net cash provided by financing activities            22,818,965         32,360,129          11,029,930
                                                                 ---------         ----------          ----------
           Increase (decrease) in cash and cash equivalents     (4,268,645)         6,339,717           8,598,163
   Cash and cash equivalents:
     Beginning                                                  14,937,880          8,598,163                   -
                                                                ----------         ----------          ----------
     Ending                                                  $  10,669,235     $   14,937,880     $     8,598,163
                                                                ==========         ==========          ==========
   Supplemental disclosures of cash flow information:
      Cash paid for:
      Interest                                               $   1,865,394     $      775,522     $         5,212
                                                                 =========         ==========          ==========
      Income taxes                                           $      30,096     $          934     $             -
                                                                 =========         ==========          ==========
   Supplemental schedule of non-cash investing and
   financing activities:
     Net change in unrealized gain on
       available for sale securities                         $     (46,338)    $       25,732     $             -
                                                                 =========         ==========          ==========
     Transfer of foreclosed assets from
       loans to other assets                                 $     648,699     $            -     $             -
                                                                 =========         ==========          ==========

   See Notes to Consolidated Financial Statements.


   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Note A.  Summary of Significant Accounting Policies

   1.  Consolidation:

   The consolidated financial statements of RidgeStone Financial Services, Inc. (the "Company") include the accounts of its wholly owned subsidiary, RidgeStone Bank (the "subsidiary Bank"). The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and conform to general practices within the banking industry. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

   2.  Nature of banking activities:

   The consolidated income (loss) of the Company is principally from income of its subsidiary. The subsidiary Bank grants commercial, installment and residential loans and accepts deposits from customers primarily in southeastern Wisconsin. The subsidiary Bank is subject to competition from other financial institutions and nonfinancial institutions providing financial products. Additionally, the Company and the subsidiary Bank are subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

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

   5.  Available for sale securities:

   Securities classified as available for sale are those debt securities that the Company and its subsidiary Bank intend to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the subsidiary Bank's assets and liabilities, liquidity needs, regulatory capital consideration, and other similar factors. Securities classified as available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

   6.  Held to maturity securities:

   Securities classified as held to maturity are those debt securities the Company and its subsidiary Bank have both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost, adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives. The sale of a security within three months of its maturity date or after collection of at least 85 percent of the principal outstanding at the time the security was acquired is considered a maturity for purposes of classification and disclosure.

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

   8.  Mortgage loans held for sale:

   Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. All sales are made without recourse.

   9.  Allowance for loan losses:

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

   10.  Office building, leasehold improvements and equipment:

   Depreciable assets are stated at cost less accumulated depreciation. Provisions for depreciation are computed on straight-line and accelerated methods over the estimated useful lives of the assets, which are 39 years for office building and leasehold improvements and 3 to 7 years for equipment.

   11.  Foreclosed real estate:

   Other real estate owned, acquired through partial or total satisfaction of loans is carried at the lower of cost or fair value less cost to sell. At the date of acquisition losses are charged to the allowance for loan losses. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate.

   12.  Profit-sharing plan:

   The Company has established  a trusteed contributory 401(k) profit-sharing
   plan  for  qualified  employees.     The  Company's  policy  is   to  fund
   contributions as accrued.

   13.  Income taxes:

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

   14.  Off-balance-sheet financial instruments:

   In the ordinary course of business, the subsidiary Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

   15.  Per share data:

   Net income (loss) per common share data has been computed based upon the weighted average number of shares outstanding during the period.

   16.  Fair value of financial instruments:

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

   Listed on the following page are the methods and assumptions used by the Company in estimating the fair value of its financial instruments:

         Carrying   amounts  approximate  fair   values  for   the  following
         instruments:
             Cash and cash equivalents
             Federal funds sold
             Accrued interest receivable
             Accrued interest payable
             Variable rate loans that reprice frequently where no
               significant change in credit risk has occurred
             Demand deposits
             Variable rate money market accounts
             Variable rate certificates of deposit
             Available for sale securities

         Quoted market prices:

         Where available, or if not available, based on quoted market prices of comparable instruments for the following instrument:
             Held to maturity securities

         Discounted cash flows:

         Using interest rates currently being offered on instruments with similar terms and with similar credit quality:
             All loans except variable rate loans described above
             Fixed rate certificates of deposit
         Quoted fees currently being charged for similar instruments:
             Taking into account the remaining terms of the agreements and the counterparties' credit standing:
             Off-balance-sheet instruments:
               Guarantees
               Letters of credit
               Lending commitments

   Since the majority of the Company's off-balance-sheet instruments consists of nonfee-producing, variable rate commitments, the Company has determined it does not have a distinguishable fair value.

   Note B.  Accounting Change

   In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130, "Reporting Comprehensive Income", which requires all entities to report comprehensive income in the financial statements. This Statement is effective for fiscal years beginning after December 15, 1997 with early adoption permitted. The Company has elected to early adopt FASB No. 130. As provided by this Statement, 1996 and 1995 comparative financial statements have been restated for the change in accounting principle. Adoption of this Statement has no effect on total stockholders' equity.

   Note C.  Cash and Due from Banks

   The Company's subsidiary Bank is required to maintain vault cash or reserve balances with Federal Reserve Banks based upon a percentage of deposits. These requirements approximated $58,000 at December 31, 1997. At December 31, 1996, the subsidiary Bank was not required to maintain vault cash or reserve balances with Federal Reserve Banks based upon a percentage of deposits.

   Note D.  Available for Sale Securities

   Amortized costs and fair values of available for sale securities as of December 31, 1997 and 1996 are summarized as follows:


                                                                             December 31, 1997
                                                                         Gross              Gross
                                                  Amortized            unrealized         unrealized          Fair
                                                     cost                gains              losses           values
   U.S. Treasury securities                 $       496,009      $         2,350      $         -     $     498,359
   Obligations of other U.S. government
     agencies and corporations                      250,000                3,047                -           253,047
                                                -----------           ----------         --------        ----------
                                                    746,009                5,397                -           751,406
   Equity securities                                149,003                1,000           27,003           123,000
                                                -----------           ----------         --------        ----------
                                            $       895,012      $         6,397      $    27,003     $     874,406
                                                ===========           ==========         ========        ==========

                                                                            December 31, 1996
                                                                           Gross          Gross
                                                    Amortized            unrealized     unrealized           Fair
                                                      cost                 gains          losses            values
   U.S. Treasury securities                 $       489,793      $         8,709      $     2,564     $     495,938
   Equity securities                                536,288               26,775            7,188           555,875
                                                -----------           ----------        ---------        ----------
                                            $     1,026,081      $        35,484      $     9,752     $   1,051,813
                                                ===========           ==========        =========        ==========


   The amortized cost and fair value of available for sale securities as of December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities in other equity securities since the anticipated maturities are not readily determinable. Therefore, these securities are not included in the maturity categories in the following maturity summary:
                                                         December 31, 1997
                                                        Amortized       Fair
                                                          cost         value

   Due in one year or less                         $    249,495 $     250,234
   Due after one year through 5 years                   496,514       501,172
                                                     ----------   -----------
                                                   $    746,009 $     751,406
                                                     ==========   ===========

   Realized gains and losses on sale of available for sale securities as of December 31, 1997 and 1996 are as follows:

                                                       December 31,
                                                1997        1996       1995
   Proceeds from sales of available for
     sale securities                        $2,701,397    $9,355,817  $     -
                                            ==========    ==========  =======
   Gross gains on sales                     $  574,885    $   22,500  $     -
   Gross losses on sales                        (3,503)            -        -
                                            ----------    ----------  -------
                                            $  571,382    $   22,500  $     -
                                            ==========    ==========  =======
   Related income taxes                     $   34,276    $        -  $     -
                                            ==========    ==========  =======

   Note E.  Held to Maturity Securities

   Amortized costs and fair values of held to maturity securities as of December 31, 1997 and 1996 are summarized as follows:

                                             December 31, 1997
                                              Gross       Gross
                                 Amortized  unrealized   unrealized  Fair
                                   cost       gains       losses     value

   U.S. Treasury securities    $ 2,503,095  $  22,764     $   -    $2,525,859
   Obligations of other U.S.
     government agencies and
     corporations                1,750,000     22,497         -     1,772,497
                                ----------  ---------     ------   ----------
                               $ 4,253,095  $  45,261     $   -    $4,298,356
                                ==========  =========     ======   ==========

                                             December 31, 1996
                                               Gross       Gross
                                  Amortized  unrealized   unrealized   Fair
                                    cost       gains       losses      value

   U.S. Treasury securities    $ 2,757,325  $  25,800     $   -    $2,783,125
   Obligations of other U.S.
     government agencies and
     corporations                2,248,281     10,850      (430)    2,258,701
                                ----------   --------     -------   ---------
                               $ 5,005,606  $  36,650     $(430)   $5,041,826
                                ==========   ========     =======   =========


   The amortized cost and fair value of held to maturity securities as of December 31, 1997, by contractual maturity, are shown below.

                                                        December 31, 1997
                                                        Amortized     Fair
                                                           cost       value

   Due in one year or less                            $ 1,501,498 $ 1,505,781
   Due after one year through five years                2,251,597   2,279,725
   Due after five years through ten years                 500,000     512,850
                                                       ----------  ----------
                                                      $ 4,253,095 $ 4,298,356
                                                       ==========  ==========
   Note F.  Loans

   Major classifications of loans are as follows:
                                                         December 31,
                                                     1997             1996

   Commercial                                    $ 14,158,697    $  6,967,836
   Real estate:
     Construction                                   4,640,119       2,565,144
     Commercial                                    13,474,318       4,632,272
     Residential                                   10,877,347       4,634,990
   Installment and consumer                         3,108,540         585,855
                                                 ------------    ------------
                                                   46,259,021      19,386,097
   Allowance for loan losses                         (624,740)       (334,740)
                                                 ------------    ------------
           Net loans                             $ 45,634,281    $ 19,051,357
                                                 ============    ============


   There were no loans that were impaired at December 31, 1997 or 1996. There was no interest income recognized on a cash basis during the years ended December 31, 1997, 1996 or 1995.

   Certain directors, executive officers and principal shareholders of the Company, and their related interests, had loans outstanding in the aggregate amounts of $3,969,100 and $1,223,122 at December 31, 1997 and 1996 respectively. During 1997, $3,569,336 of new loans were made with $823,358 of repayments. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and did not involve more than normal risks of collectibility or present other unfavorable features.

   Note G.  Allowance for Loan Losses

   The allowance for loan losses reflected in the consolidated financial statements represents the allowance available to absorb loan losses. An analysis of changes in the allowance is presented in the following tabulation:
                                                            December 31,
                                                          1997        1996

   Balance, beginning                                    $334,740    $9,000
     Loans charged off                                          -         -
     Recoveries on loans previously charged off                 -         -
     Provision charged to operations                      290,000   325,740
                                                         --------   -------
   Balance, ending                                       $624,740  $334,740
                                                         ========   =======

   Note H.  Office Building, Leasehold Improvements and Equipment
   Office building, leasehold improvements and equipment are stated at cost less accumulated depreciation and amortization and are summarized as follows:
                                                        December 31,
                                                    1997          1996

   Land                                            $ 72,200      $72,200
   Building and leasehold improvements            1,034,147    1,015,898
   Furniture and equipment                          756,869      701,845
                                                  ---------    ---------
                                                  1,863,216    1,789,943
     Less accumulated depreciation and
       amortization                                 460,134      278,721
                                                  ---------    ---------
           Total office building, leasehold
                improvements and equipment       $1,403,082   $1,511,222
                                                  =========    =========

   Depreciation and amortization expense amounted to $184,473, $182,032 and $96,689 in 1997, 1996 and 1995 respectively.

   Note I.  Deposits

   The aggregate amount of other Time deposits (including CD's), each with a minimum denomination of $100,000, was $5,530,343 and $2,712,309 in 1997
   and 1996 respectively.

   At December 31, 1997, the scheduled maturities of other Time deposits are as follows:

     1998                                                 $      21,443,687
     1999                                                           226,050
     2000                                                           267,515
     2001                                                           579,839
     2002                                                           452,385
                                                              -------------
                                                          $      22,969,476
                                                              =============

   Note J.  Interest on Deposits

   Interest expense on deposits is as follows:
                                                    December 31,
                                            1997        1996       1995

   Interest bearing demand accounts      $ 14,547    $  7,818      $  112
   Money market demand accounts           963,323     472,769       3,369
   Savings deposits                        24,285       9,460          36
   Time, $100,000 and over                248,636      94,837         356
   Time, under $100,000                   874,686     440,640         182
                                        ---------   ---------     -------
           Total                       $2,125,477  $1,025,524      $4,055
                                        =========   =========     =======
   Note K.  Income Taxes

   The provision for income taxes included in the accompanying consolidated financial statements consists of the following:
                                                         December 31,
                                                   1997     1996      1995
   Current taxes:
     Federal                                    $      -  $     -   $      -
     State                                        34,276      934          -
                                                 -------  -------   --------
                                                  34,276      934          -
                                                 -------  -------   --------
   Deferred income taxes (benefit):
     Federal                                           -        -          -
     State                                             -        -          -
                                                 -------  -------   --------
                                                       -        -          -
                                                 -------  -------   --------
         Total provision for income taxes       $ 34,276  $   934   $      -
                                                 =======  =======   ========

   At December 31, 1997, the Company had a net operating loss carryforward for income tax purposes of approximately $1,044,000 which, if not utilized to reduce taxable income in future periods, will expire at December 31, 2011.

   The following amounts make up the deferred tax assets and liabilities reduced by a valuation allowance:

                                                              December 31,
                                                           1997         1996
   Deferred tax assets:
     Allowance for loan losses                       $    144,502  $   70,681
     Depreciation                                          14,834      22,942
     Start up costs                                       101,876     150,224
     Net operating loss carryforward                      412,467     496,684
     Unrealized loss on available for sale
      securities                                            7,000           -
     Other                                                 11,949           -
   Deferred tax liabilities:
     Unrealized gain on available for sale
      securities                                                -      (1,016)
     Other                                                      -        (419)
   Valuation                                             (692,628)   (739,096)
                                                       ----------    --------
                                                      $         -   $       -
                                                       ==========   =========

   Note L.  Profit-Sharing Plan

   The  Company  established  a  401(k)  plan  during  1996.     The  Company
   contributed $28,700 and $16,650 in 1997 and 1996 respectively. There was no contribution in 1995.

   Note M.  Facilities Lease

   Lease expense for the years ended December 31, 1997, 1996 and 1995 was $81,936, $88,771 and $41,275 respectively. The lease term which is accounted for as an operating lease, expires on May 31, 2000, requires monthly base rental payments of $6,828 and has two five-year renewal options. The Company also has the option of purchasing the building upon the fourth anniversary of the commencement of the lease for $1,000,000.

   In connection with the lease of the subsidiary Bank's main office, the Company paid broker's commissions to an entity whose principals are an organizer of the subsidiary Bank and a director of the Company, in the amount of $4,518, $6,584 and $2,425 in 1997, 1996 and 1995 respectively.
   Additional commissions may be payable if the Company exercises its options for further lease terms and if the Company later purchases the shopping mall in which the subsidiary Bank premises are located.

   Minimum future rental payments under the noncancelable operating lease are:

   Year ending December 31,
     1998                                                   $       81,936
     1999                                                           81,936
     2000                                                           34,140
                                                                ----------
           Total minimum future rental payments             $      198,012
                                                                ==========

   Note N.  Commitments and Contingencies

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

   A summary of the contract or notional amount of the Company's exposure to off-balance-sheet risk as of December 31 is as follows:

                                                      1997          1996
   Financial instruments whose contract amounts
    represent credit risk
     Commitments to extend credit               $    12,031,882 $   8,373,142
     Credit card commitments                    $       599,716 $     297,615
     Commercial letters of credit               $       137,680 $      60,955

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

   Note O.  Concentration of Credit Risk

   Practically all of the subsidiary Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the subsidiary Bank's market area. Although the subsidiary Bank has a diversified loan portfolio, the ability of its debtors to honor their contracts is dependent on the economic conditions of the counties surrounding the subsidiary Bank. The concentration of credit by type of loan are set forth in Note F.

   Note P.  Stockholders' Equity

   Common stock at December 31, 1997 represents 834,340 shares issued at no par value per share less associated costs for professional fees and underwriting discounts and commissions.

   Proceeds from public stock offering at $10 per share    $        8,343,400
   Associated costs                                                 (622,001)
                                                                -------------
   Common stock, net                                       $        7,721,399
                                                                =============

   In 1996, the Company established a Stock Option Plan (the "Plan") which was approved by the shareholders at the 1997 annual meeting, providing for the granting of options for up to 100,000 shares of common stock to key officers and employees of the Company. Options granted to date under the Plan have been granted at the fair market value of the common stock on the date of the grant. Options granted to date under the Plan may be exercised 33.33% per year beginning one year after the date of the grant and must be exercised within a ten year period.

   Activity of the Plan is summarized in the following table:

                                         Options      Options     Option price
                                        available   outstanding    per share

   Balance, December 31, 1995                   -            -   $        -
     Stock options authorized             100,000                         -
     Granted                              (49,025)      49,025        11.75
     Exercise of stock option                   -            -            -
     Canceled                                   -            -            -
                                          -------     --------
   Balance, December 31, 1996              50,975       49,025        11.75
     Granted                              (49,000)      49,000        14.63
     Canceled                               1,150       (1,150) 11.75-14.63
                                          -------     --------
   Balance, December 31, 1997               3,125       96,875  11.75-14.63
                                          =======     ========

   The  Company  applies   APB  Opinion  25  and  related  interpretation  in
   accounting for its Plan.   Accordingly,  no  compensation cost  has been
   recognized for the Plan. Had compensation cost for the Plan been determined based upon the fair value at the grant dates for awards under the Plan consistent with the method of FASB Statement 123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below:

                                          1997        1996         1995

   Net income - as reported          $   41,633  $(1,270,136)  $(608,056)
     Pro forma                       $  (59,840) $(1,270,136)  $(608,056)
   Basic earnings per share - as
   reported                          $     0.05  $     (1.52)  $   (0.73)
     Pro forma                       $    (0.07) $     (1.52)  $   (0.73)
   Diluted earnings per share - as
   reported                          $     0.05  $     (1.52)  $   (0.73)
     Pro forma                       $    (0.07) $     (1.52)  $   (0.73)


                                                               Per share
                                        Income      Shares       amount
   1997:
     Earnings per share              $  41,633      834,340    $    0.05
                                                                ========
     Effect of options                       -       12,056
                                      --------      -------
     Earnings per share - assuming
       dilution                      $  41,633      846,396    $    0.05
                                      ========      =======     ========

   1996:
     Loss per share                $(1,271,070)     834,340    $   (1.52)
                                                                ========
     Effect of options                       -            -
                                    ----------     --------
     Loss per share - assuming
      dilution                     $(1,271,070)     834,340    $   (1.52)
                                    ==========     ========     ========

   1995:
     Loss per share                $  (608,056)     834,340    $   (0.73)
                                                                ========
     Effect of options                       -            -
                                    ----------     --------
     Loss per share - assuming
      dilution                     $  (608,056)     834,340    $   (0.73)
                                    ==========     ========     ========

   Note Q.  Retained Earnings and Restriction on Dividends

   Under Wisconsin law, the subsidiary Bank is restricted as to the maximum amount of dividends it may pay on its common stock. A Wisconsin bank may not pay dividends except out of net profits. Unless exempted by the Wisconsin Department of Financial Institutions, Division of Banking, a state bank may not pay any dividend until an amount equal to at least 20% of net profits for the preceding half year or dividend period has been transferred to surplus. Such transfers are required until the surplus fund equals 100% of the bank's capital stock. A bank's ability to pay dividends may also be restricted in the event that losses in excess of undivided profits have been charged against surplus and in certain other circumstances. Federal regulators have authority to prohibit a bank from engaging in any action deemed by them to constitute an unsafe or unsound practice, including the payment of dividends. In addition to the foregoing, Wisconsin business corporations such as the subsidiary Bank are prohibited by Wisconsin law from paying dividends while they are insolvent or if the payment of dividends would render them unable to pay debts as they come due in the usual course of business.

   Federal Reserve Board policy provides that a bank holding company should not pay dividends unless (i) the dividends can be fully funded out of net income from the Company's net earnings over the prior year and (ii) the prospective rate of earnings retention appears consistent with the Company's (and its subsidiary) capital needs, asset quality and overall financial conditions.

   Note R.  Regulatory Capital Requirements

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

   Quantitative measures established by regulation to ensure capital adequacy require the subsidiary Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, the subsidiary Bank meets all capital adequacy requirements to which it is subject.

   As of December 31, 1997, the most recent notification from the regulatory agencies categorized the Company and subsidiary Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Company and subsidiary Bank must maintain minimum total risk-based, Tier I risk-based, and leverage ratios as set forth in the table. There are no conditions or events since these notifications that management believes have changed the institution's category.

   Following is a comparison of the Company and subsidiary Bank's 1997 and 1996 actual with the minimum requirements for well-capitalized and adequately capitalized banks, as defined by the federal regulatory agencies' Prompt Corrective Action Rules:



                                                                                      To be well
                                                                                   capitalized under
                                                                  For capital       prompt corrective
                                                 Actual        adequacy purposes   action provisions
  As of December 31, 1997:                  Amount      Ratio    Amount     Ratio   Amount       Ratio
     Total capital (to risk-weighted
     assets):
      RidgeStone Financial
        Services, Inc.                  $  6,493,883    13.3%  $ 3,902,674   8.0%  $4,878,343      10.0%
      RidgeStone Bank                      5,457,770    11.4%    3,810,246   8.0%   4,762,808      10.0%

     Tier I capital (to risk-weighted
     assets):
      RidgeStone Financial
        Services, Inc.                  $  5,883,906    12.1%  $ 1,951,337   4.0%  $2,927,006       6.0%
      RidgeStone Bank                      4,842,056    10.2%    1,905,123   4.0%   2,857,685       6.0%

     Tier I capital (to average assets):
      RidgeStone Financial
        Services, Inc.                  $  5,883,906    10.5%  $ 2,234,412   4.0%  $2,793,015       5.0%
      RidgeStone Bank                      4,842,056     9.9%    1,961,142   4.0%   2,451,428       5.0%

   As of December 31, 1996:
     Total capital (to risk-weighted
     assets):
      RidgeStone Financial
        Services, Inc.                  $  6,125,583    27.1%  $ 1,809,072   8.0%  $2,261,340      10.0%
      RidgeStone Bank                      5,074,748    23.1%    1,754,262   8.0%   2,192,828      10.0%

     Tier I capital (to risk-weighted
     assets):
      RidgeStone Financial
        Services, Inc.                  $  5,842,273    25.8%  $   904,536   4.0%  $1,356,804       6.0%
      RidgeStone Bank                      4,799,897    21.9%      877,131   4.0%   1,315,697       6.0%

     Tier I capital (to average assets):
      RidgeStone Financial
        Services, Inc.                  $  5,842,273    21.5%  $ 1,085,076   4.0%  $1,356,345       5.0%
      RidgeStone Bank                      4,799,897    19.0%    1,009,802   4.0%   1,262,253       5.0%


   Note S.  Regulatory Restriction

   RidgeStone Financial Services, Inc. (Holding Company only) has made a commitment to the Federal Reserve Bank, Chicago not to incur any debt until the later of August 31, 2000 or five years from the date of consummation of operation (December 7, 1995), without prior approval from the Federal Reserve Bank.

   RidgeStone Bank has committed to the FDIC that its Tier-I capital to total asset ratio will not fall below 8% during the first three years of operations starting December 7, 1995.

   Note T.  Fair Values of Financial Instruments

   The estimated fair values of the Company's financial instruments are as follows:

                                                      December 31, 1997                     December 31, 1996
                                                  Carrying         Estimated           Carrying              Estimated
                                                   amount          fair value           amount              fair value
     Financial assets:
       Cash and cash equivalents             $  10,669,235       $ 10,669,235       $ 14,937,880          $ 14,937,880
                                               ===========         ==========         ==========            ==========
     Securities                              $   5,127,501       $  5,172,762       $  6,057,419          $  6,093,639
                                               ===========         ==========         ==========            ==========
     Net loans                               $  45,634,281       $ 45,776,376       $ 19,051,357          $ 19,017,760
                                               ===========         ==========         ==========            ==========
     Accrued interest receivable             $     430,739       $    430,739       $    203,114          $    203,114
                                               ===========         ==========         ==========            ==========
   Financial liabilities:
       Deposits                              $  58,487,625       $ 58,489,781       $ 35,668,660          $ 35,679,914
                                               ===========         ==========         ==========            ==========

     Accrued interest payable                $     514,594       $    514,594       $    253,923          $    253,923
                                               ===========         ==========         ==========            ==========



   The estimated fair value of fee income on letters of credit at December 31, 1997 and 1996 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at December 31, 1997 and 1996.

   The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, fair values of the Company's financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company's overall interest rate risk.

   Note  U.    RidgeStone  Financial Services,  Inc.  (Parent  Company  only)
   Financial Information


   CONDENSED BALANCE SHEETS
                                                            December 31,
   ASSETS                                                 1997         1996

     Cash and cash equivalents                     $     378,345 $    468,535
     Available for sale securities stated at fair
       value                                             123,000      555,875
     Investment in subsidiary                          4,847,453    4,806,041
     Leasehold improvements and equipment, net                 -       32,933
     Other real estate                                   512,000            -
     Other assets                                         11,619       13,474
                                                       ---------   ----------
           Total assets                            $   5,872,417 $  5,876,858
                                                       =========   ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities - other liabilities                 $       9,117 $      8,853
                                                       ---------   ----------
   Stockholders' equity:
     Common stock, no par value; 1,000,000 shares
      authorized, 834,340 shares issued                7,721,399    7,721,399
     Retained deficit                                 (1,837,493)  (1,879,126)
     Accumulated other comprehensive
      income (loss) -                                    (20,606)      25,732
                                                      ----------    ---------
      Total stockholders' equity                       5,863,300    5,868,005
                                                      ----------    ---------
           Total liabilities and stockholders'
           equity                                  $   5,872,417 $  5,876,858
                                                      ==========   ==========

   CONDENSED STATEMENTS OF INCOME
                                                       December 31,
                                              1997        1996        1995
   Income:

     Interest                            $     15,742     $ 37,226 $    6,156
     Gain on sale of securities               569,429       22,500          -
     Other                                          -        1,900          -
                                              -------      -------    -------
           Total income                       585,171       61,626      6,156
                                              -------      -------    -------
   Expenses:
     Salaries and employee benefits             9,532        3,766          -
     Occupancy and depreciation                     -        7,892        418
     Pre-opening                                    -            -     43,371
     Other                                     41,914       31,097          -
                                              -------      -------    -------
           Total expenses                      51,446       42,755     43,789
                                              -------      -------    -------
   Income (loss) before income taxes and
     equity in undistributed loss at
     subsidiary                               533,725       18,871    (37,633)
   Income taxes                                34,251            -          -
                                             --------      -------    -------
   Income (loss) before equity  in
     undistributed loss at subsidiary         499,474       18,871    (37,633)
   Equity in undistributed net loss at
     subsidiary                              (457,841)  (1,289,941)  (570,423)
                                             --------    ---------   --------
           Net income (loss)                $  41,633  $(1,271,070) $(608,056)
                                             ========    =========   ========

   CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                                                       December 31,
                                              1997         1996         1995

   Net income (loss)                      $   41,633   $(1,271,070) $(608,056)
                                           ---------    ----------   --------
   Other comprehensive income, net of
     taxes:
     Unrealized gains (losses) on
       securities arising during period   $  (12,338)  $    25,732  $       -
     Less reclassified adjustment for
       (gains) losses included in
       net income                            (34,000)            -          -
                                           ---------     ---------    -------
           Total other comprehensive
           income                            (46,338)       25,732          -
                                           ---------     ---------    -------
           Comprehensive income           $   (4,705)  $(1,245,338)  (608,056)
                                           =========     =========    =======

   CONDENSED STATEMENTS OF CASH FLOWS
                                                          December 31,
                                                1997         1996       1995
   Cash flows from operating activities:
       Net income (loss)                  $   41,633   $(1,271,070) $ (608,056)
                                           ---------    ----------   ---------
       Adjustments to reconcile net
        income (loss) to net cash
        provided by (used in) operating
        activities:
          Depreciation                             -         5,983         418
          Gain on sale of investment
            securities                      (569,429)      (22,500)          -
          Amortization of organizational
            costs                              2,120         2,120         265
          (Increase) decrease in other
            assets                              (265)           48     (15,907)
          Increase in other liabilities          264             -       8,853
          Equity in undistributed loss of
          subsidiary                         457,841     1,289,941     570,423
                                            --------     ---------    --------
           Total adjustments                (109,469)    1,275,592     564,052
                                            --------     ---------    --------
           Net cash provided by (used in)
           operating activities              (67,836)        4,522     (44,004)
                                            --------     ---------    --------
   Cash flows from investing activities:
     Proceeds from sales of available for
       sale securities                     2,701,397     1,446,042           -
     Purchase of available for sale
       securities                         (1,744,684)   (1,959,829)          -
     Investment in subsidiary Bank          (500,000)   (1,660,261) (5,000,000)
     Purchase of office building and
       equipment                                   -       (36,411)   (169,900)
     Proceeds from sale of office
      building and equipment to
      subsidiary Bank                         32,933       166,977           -
     Purchase of other real estate from
      subsidiary Bank                       (512,000)                        -
                                           ---------     ---------    --------
           Net cash used in investing
           activities                        (22,354)   (2,043,482) (5,169,900)
                                           ---------     ---------   ---------
   Cash flows from financing activities:
     Proceeds from issuance of common
       stock, net                                  -             -   7,721,399
     Proceeds from notes payable                   -             -     414,900
     Payment of notes payable                      -             -    (414,900)
                                           ---------     ---------   ---------
           Net cash provided by financing
           activities                              -             -   7,721,399
                                           ---------     ---------   ---------
           Increase (decrease) in cash
           and cash equivalents              (90,190)   (2,038,960)  2,507,495
                                           ---------     ---------   ---------
   Cash and cash equivalents:
     Beginning                               468,535     2,507,495           -
                                           ---------     ---------   ---------
     Ending                               $  378,345  $    468,535  $2,507,495
                                           =========     =========   =========
   Supplemental disclosures of  cash flow
   information
     Cash paid during the year for:
      Interest                            $        -  $          -  $    5,078
                                           =========     =========   =========
      Income taxes                        $   30,071  $        909  $        -
                                           =========     =========   =========
   Supplemental schedule of non-cash
   investing and financing activities:
     Net change in unrealized gain
     (loss) on available for sale
     securities                           $ (46,338)  $     25,732  $        -
                                           =========     =========    ========


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

   Part III

   Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

   The information required by this Item is hereby incorporated by reference to the information under the captions entitled "Election of Directors," "Executive Officers" and "Miscellaneous - Section 16(a) Beneficial
   Ownership Reporting Compliance" set forth in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders (the "Proxy Statement").

   Item 10.  Executive Compensation

   The information required by this Item is hereby incorporated by reference to the information under the captions entitled "Board of Directors - Director Compensation" and "Executive Compensation" set forth in the Proxy Statement.

   Item 11.  Security Ownership of Certain Beneficial Owners and Management

   The  information required by this Item is hereby incorporated by reference
   herein  to   the  information   under  the  caption   entitled  "Principal
   Shareholders" set forth in the Proxy Statement.

   Item 12.  Certain Relationships and Related Transactions

   The  information required by this Item is hereby incorporated by reference
   herein  to  the     information  under   the  caption  entitled   "Certain
   Transactions" set forth in the Proxy Statement.

   Item 13.  Exhibits and Reports on Form 8-K

   (a)  Exhibits

   Reference is made to the separate exhibit index contained on page E-1 hereof.

   (b)  Reports on Form 8-K

   No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

                                   SIGNATURES

             In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 1998.

                                 RIDGESTONE FINANCIAL
                                    SERVICES, INC.


                                 By:  /s/ Paul E. Menzel
                                      Paul E. Menzel
                                      President and Chief Executive Officer

             In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 17, 1998:

           Signatures                              Title

    /s/ Paul E. Menzel                    President, Chief Executive
    Paul E. Menzel                        Officer and Director (Principal
                                          Executive Officer)


    /s/ William R. Hayes                  Vice President, Treasurer and
    William R. Hayes                      Director (Principal Financial and
                                          Accounting Officer)


    /s/ Christine V. Lake                 Vice President, Secretary and
    Christine V. Lake                     Director


    /s/ Charles N. Ackley                              Director
    Charles N. Ackley


    /s/ Gregory J. Hoesly                              Director
    Gregory J. Hoesly


    /s/ John E. Horning                                Director
    John E. Horning


                                                       Director
    William F. Krause, Jr.


    /s/ Charles G. Niebler                             Director
    Charles G. Niebler


    /s/ Frederick I. Olson                             Director
    Frederick I. Olson


    /s/ James E. Renner                                Director
    James E. Renner


                                                       Director
    Richard A. Streff

    /s/ William J. Tetzlaff                            Director
    William J. Tetzlaff

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

             *10.5 Ridgestone Financial Services, Inc. 1996 Stock Option Plan [Incorporated by reference to
                         Exhibit 10.1 to Ridgestone Financial Services, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File
                         No. 0-27984)]

             *10.6 Form of Stock Option Agreement used in conjunction with the Ridgestone Financial Services, Inc. 1996 Stock Option Plan [Incorporated by reference to
                         Exhibit 4.4 to Ridgestone Financial Services, Inc.'s Registration Statement on Form S-8 (Registration No. 333-28299)]

             *10.7 Employment Agreement, dated as of December 31, 1996, between Ridgestone Financial Services, Inc. and Paul E. Menzel. [Incorporated by reference to Exhibit 10.6 to Ridgestone Financial Services, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-27984)]

             *10.8 First Amendment to Employment Agreement, dated as of December 31, 1997, between Ridgestone Financial Services, Inc. and Paul E. Menzel.

             *10.9 Employment Agreement, dated as of December 31, 1996, between Ridgestone Financial Services, Inc. and William R. Hayes. [Incorporated by reference to Exhibit 10.7 to Ridgestone Financial Services, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-27984)]

             *10.10 First Amendment to Employment Agreement, dated as of December 31, 1997, between Ridgestone Financial Services, Inc. and William R. Hayes.

             *10.11 Employment Agreement, dated as of December 31, 1996, between Ridgestone Financial Services, Inc. and Christine V. Lake. [Incorporated by reference to Exhibit 10.8 to Ridgestone Financial Services, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-27984)]

             *10.12 First Amendment to Employment Agreement, dated as of December 31, 1997, between Ridgestone Financial Services, Inc. and Christine V. Lake.

                 21 Subsidiaries of Ridgestone Financial Services, Inc. [Incorporated by reference to Exhibit
                         21.1 to Ridgestone Financial Services, Inc.'s Registration Statement on Form SB-2
                         (Registration No. 33-97644)]

                 23      Independent Auditor's Consent

                 27      Financial Data Schedule (EDGAR version only)

   --------------------
   * This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB pursuant to Item 13(a) of Form 10-KSB.