Form 10QSB
period 1998-03-31
RIDGESTONE FINANCIAL SERVICES INC
filed 1998-05-15
CIK 1001791

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO
        _________

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

        Class                              Outstanding as of March 31, 1998

        Common Stock, no par value                     834,340

   Transitional Small Business Disclosure Format:    Yes______    No   X

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                                      INDEX
                                                                         Page
                                                                       Number
   PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements  . . . . . . . . . . . . . . . . . .    1

               Consolidated Statements of Financial Condition at
               March 31, 1998 and December 31, 1997  . . . . . . . . . .    1

               Consolidated Statements of Income
               For the Three Months Ended March 31, 1998 and 1997  . . .    2

               Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1998 and 1997  . . .    3

               Consolidated Statements of Stockholders' Equity
               For the Three Months Ended March 31, 1998 and 1997  . . .    4

               Notes to Consolidated Financial Statements  . . . . . . .    5

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations . . . . . .    6


   PART II - OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . .    9

   SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

   PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       March 31, 1998 and December 31,1997

                                                      March 31,  December 31,
                                                         1998         1997
                                                    (Unaudited)
   ASSETS
   Cash and due from banks                         $ 2,290,914   $ 2,671,051
   Federal funds sold                                5,103,000     7,994,000
   Interest-bearing deposits                           204,829         4,185
                                                   -----------   -----------
   Total cash and cash equivalents                   7,598,743   $10,669,236
                                                   -----------   -----------
   Investments-Held to Maturity                      4,252,382     4,253,095
   (fair value Mar 31, 1998: $4,287,287
   and Dec 31, 1997: $4,298,356)
   Investments-Available for Sale                      892,778       874,406

   Loans receivable                                 46,497,033    46,259,021
   Less: Allowance for estimated loan losses          (504,325)     (624,740)
                                                   -----------   -----------
   Net loans receivable                             45,992,708    45,634,281
                                                   -----------   -----------

   Office building and equipment, net                1,376,261     1,403,082
   Other real estate owned                           1,679,000     1,774,489
   Accrued interest & other assets                     502,073      495,108
                                                   -----------   -----------
      Total assets                                 $62,293,945   $65,103,698
                                                   ===========   ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   LIABILITIES
   Deposits:
      Demand                                       $ 6,591,279   $ 7,296,264
      Saving, NOW and other time                    49,242,065    51,191,361
                                                   -----------   -----------
        Total deposits                              55,833,344    58,487,625
                                                   -----------   -----------
   Accrued interest and other liabilities              542,302       752,772
                                                   -----------   -----------
      Total liabilities                             56,375,646    59,240,398
                                                   -----------   -----------
   STOCKHOLDERS' EQUITY
   Common stock, no par value: shares
    authorized 1,000,000; shares issued
    and outstanding 834,340                          7,721,399     7,721,399
   Retained deficit                                 (1,831,675)   (1,837,493)
   Accumulated other comprehensive income(loss)         28,575       (20,606)
                                                   -----------   -----------
      Total stockholders' equity                     5,918,299     5,863,300
                                                   -----------   -----------

      Total liabilities and stockholders' equity   $62,293,945   $65,103,698
                                                   ===========   ===========

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                   Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)

                                                        Three Months Ended
                                                      March 31,     March 31,
                                                        1998          1997
   Interest income:
      Interest and fees on loans                    $1,013,187       $498,970
      Interest on securities-taxable                    81,913        189,896
      Interest on federal funds sold                    51,013         63,391
      Interest on deposits in banks                      1,450          4,092
                                                    ----------       --------
          Total interest income                      1,147,563        756,349
                                                    ----------       --------
   Interest expense:
      Interest on deposits                             671,745        459,575
                                                    ----------       --------
          Total interest expense                       671,745        459,575
                                                    ----------       --------

          Net interest income                          475,818        296,774

   Provision for loan losses                             5,000              0
                                                    ----------       --------
          Net interest income after
            provision for loan losses                  470,818        296,774

   Other operating income:
      Gain (loss) on sale of securities                (31,435)        76,354
      Service charges on deposit accounts                8,689          5,362
      Other income                                      66,050         24,800
                                                    ----------       --------
          Total operating income                        43,304        106,516
                                                    ----------       --------
   Other operating expense:
      Salaries and employee benefits                   259,192        230,444
      Occupancy and equipment expense                   81,738         81,664
      Other expense                                    157,574         87,774
                                                    ----------       --------
          Total operating expense                      498,504        399,882
                                                    ----------       --------
   Income before income taxes                           15,618          3,408
                                                    ----------       --------
   Income taxes                                          9,800          1,251
                                                    ----------       --------
   Net income                                       $    5,818       $  2,157
                                                    ==========       ========
   Earnings per share:
      Basic                                         $     0.01       $   0.00
                                                    ==========       ========
      Diluted                                       $     0.01       $   0.00
                                                    ==========       ========

   Average shares outstanding                          834,340        834,340
                                                    ==========       ========

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)

                                                 Three Months Ended March 31,
                                                          1998          1997
   Cash flows from operating activities:
      Net income                                    $     5,818   $     2,157
        Adjustments to reconcile net income
        to net cash used in operating
        activities:
          Depreciation                                   38,980        42,809
          (Gain)loss on sale of investment securities    31,435       (73,354)
          Provision for loan losses                       5,000             0
          Charges to loan losses                       (125,415)            0
          Accretion/Amortization of securities net         (231)            0
        (Increase)decrease in assets:
          Interest receivable                            26,634       (45,691)
          Other real estate owned                        95,489             0
          Other assets                                  (33,599)          198
        Increase(decrease) in liabilities:
          Accrued interest                             (171,347)      (37,107)
          Other liabilities                             (39,123)        3,045
                                                    -----------   -----------
        Total adjustments                              (172,177)     (113,100)
                                                    -----------   -----------
      Net cash used in operating activities            (166,359)     (110,943)
                                                    -----------   -----------

   Cash flows from investing activities:
      Proceeds from sales of available for
       sale securities                                   67,568       725,211
      Purchase of available for sale securities         (67,250)     (739,378)
      Proceeds from maturities of held to
       maturity securities                                    0         4,702
      Purchases of premises and equipment               (12,159)      (42,309)

      Net increase in loans                            (238,012)   (6,792,401)
                                                    -----------   -----------
      Net cash used in investing activities            (249,853)   (6,844,175)
                                                    -----------   -----------
   Cash flows from financing activities:
      Net increase(decrease) in deposits             (2,654,281)    3,701,114
                                                    -----------   -----------
      Net cash provided by (used in)
       financing activities                          (2,654,281)    3,701,114
                                                    -----------   -----------
   Net decrease in cash and cash equivalents         (3,070,493)   (3,254,004)
   Cash and cash equivalents, beginning              10,669,236    14,937,881
                                                    -----------   -----------
   Cash and cash equivalents, ending                $ 7,598,743   $11,683,877
                                                    ===========   ===========

   Supplemental disclosure of cash flow information:
      Cash paid during the period for:
        Interest                                    $   698,379   $   423,282
                                                    ===========   ===========
        Income taxes                                $     9,800   $     1,276
                                                    ===========   ===========
   Supplemental schedule of noncash
    investing activities:
      Net changes in unrealized gain(loss)
       on securities available for sale             $    49,181   $   (25,732)
                                                    ===========   ===========

                RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)
                                                                 Accumulated
                                                                    Other
                                         Common      Retained    Comprehensive
                                         Stock       Earnings    Income (Loss)
   Balances
     December 31, 1996                  $7,721,399  $(1,879,126)   $ 25,732

   Net income-YTD 1997                                    2,157

   Other comprehensive income-change
     in unrealized loss on securities                               (25,732)
                                        ----------  -----------    --------
   Balances
     March 31, 1997                     $7,721,399  $(1,876,969)   $      0
                                        ==========  ===========     =======
   Balances
     December 31, 1997                  $7,721,399  $(1,837,493)   $(20,606)

   Net income-YTD 1998                                    5,818

   Other comprehensive income-change in
     unrealized gain on securities                                   49,181
                                        ----------  -----------    --------
   Balances
     March 31, 1998                     $7,721,399  $(1,831,675)    $28,575
                                        ==========  ===========     =======

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1998 and 1997
                                   (Unaudited)

   NOTE 1 - BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

   NOTE 2 - PRINCIPLES OF CONSOLIDATION

   The accompanying consolidated financial statements include the accounts of Ridgestone Financial Services, Inc., (the "Company") and its wholly owned subsidiary, Ridgestone Bank (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

   NOTE 3 - COMPARATIVE DATA

   The Company was incorporated in May of 1994, but its primary operating subsidiary, the Bank, did not commence operations until December 7, 1995. Comparative statements of income and cash flows for the three months ended March 31, 1998 and March 31, 1997 have been presented.

   NOTE 4 - COMPREHENSIVE INCOME

   Other comprehensive income (loss) (consisting entirely of unrealized gain
   (loss) on available for sale securities) for the three months ended
   March 31, 1998 and 1997 amounted to $49,181 and ($25,732) respectively. Comprehensive income (loss), which includes both net income and other comprehensive income, was $54,999 and ($23,575) for the years ended December 31, 1997 and 1996 respectively.

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

   The following is a discussion of the Company's financial condition and results of operations for the quarter ended March 31, 1998.

   Financial Condition

   Total Assets. Total assets of the Company as of March 31, 1998 were $62,293,945 compared to $65,103,698 as of December 31, 1997.

   Loans. Loans prior to the allowance for estimated loan losses were $46,497,033 as of March 31, 1998, compared to $46,259,021 as of December 31, 1997. The relatively flat loan growth for the first quarter of 1998 was primarily the result of the repayment of several large construction loans in March 1998.

   At March 31, 1998, the mix of the loan portfolio included Commercial loans of $18,237,676 or 39.23% of total loans; Commercial Real Estate loans of $11,682,902 or 25.13% of total loans; Residential Real Estate Loans of $12,326,639 or 26.51% of total loans; and Consumer Loans of $4,249,816 or 9.13% of total loans.

   Allowance for Loan Losses. The allowance for estimated loan losses was $504,325 or 1.08% of gross loans on March 31, 1998. The Bank evaluates the adequacy of the reserve for loan losses based on factors such as the local and national economy as well as an analysis of specific problem loans and loans on an aggregate basis. The reserve for loan losses is maintained at a level management considers adequate to provide for potential future losses. For additional information regarding the Company's allowance for loan losses, see "Results of Operations - Provision for Loan Losses" below.

   In the first quarter of 1998, the Bank charged $2,927 against the loan loss reserve. The Bank also reduced Other Real Estate Owned by $122,488.50 and charged this amount against the loan loss reserve in order to reduce the value of Other Real Estate Owned to the appraised value as received on December 30, 1997.

   Cash and Cash Equivalents. Cash and cash equivalents were $7,598,743 as of March 31, 1998 compared to $10,669,236 as of December 31, 1997, a decrease of $3,070,493. Cash and cash equivalents represent cash maintained at the Bank and funds that the Bank and the Company have deposited in other financial institutions. The decrease was primarily in Federal Funds Sold, which are inter-bank funds with daily liquidity, and was the result of the funding of loan growth at the Bank.

   Investment Securities. The Bank's investment portfolio consists of (i) securities purchased with the intent to hold the securities until they mature and (ii) securities placed in the available for sale category which may be liquidated to provide cash for operating or financing purposes.
   The securities held-to-maturity portfolio was $4,252,382 at March 31, 1998 compared to $4,253,095 at December 31, 1997. The securities available-for-sale portfolio was $892,778 at March 31, 1998 compared to $874,406 at December 31, 1997.

   Deposits. As of March 31, 1998, total deposits were $55,833,344 compared to $58,487,625 at December 31, 1997. The decrease in deposits resulted primarily from the loss of one large deposit that had been temporarily placed in the Bank over year-end awaiting an investment opportunity that occurred in January of 1998.

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


   Results of Operations

   For the three-month period ended March 31, 1998, the Company reported net income of $5,818. This compares to a profit of $2,157 in the first quarter of 1997. The profit for the first quarter of 1998 was generated through improved operating results. For the first quarter of last year, a gain on the sale of securities of $76,354 offset a $74,197 operating loss at the Bank. In contrast, a $31,435 loss on the sale of securities for the first quarter of fiscal 1998 partially offset a $37,253 profit at the Bank. Thus, the first quarter of 1998 shows an improvement in operating earnings of $111,450 over the comparable quarter in 1997.

   Net Interest Income. Net interest income for the quarter ended March 31, 1998 was $475,818 compared to $296,774 for the first quarter of 1997, an improvement of 60%. The increase was due primarily to greater average outstanding balances in interest bearing assets, primarily loans. Total interest income for the quarter ended March 31, 1998 increased by $391,214 as compared with the first quarter of 1997, while total interest expense rose by $212,170.

   Provision for Loan Losses. The provision for loan losses is based on management's evaluation of factors such as the local and national economy and the risk associated with the loans in the portfolio. Management considers the adequacy of the allowance for estimated loan losses on a regular basis.

   During the three-month period ended March 31, 1998, a provision of $5,000 was made to the loan loss reserve in order to ensure that the loan loss reserve is maintained at adequate levels.

   Non-Interest Income and Expense. Other operating income (excluding gains and losses on the sale of securities) was $74,739 for the first three months of 1998 compared to $30,162 for the same period in 1997, an increase of $44,577.

   Operating expenses were $498,504 for the quarter ended March 31, 1998 compared to $399,882 for the first three months of 1997. For the first quarter of 1998, payroll expense was $259,192 or 52% of total operating expenses and occupancy and equipment expense was $81,738 or 16% of total operating expenses. Payroll and occupancy expense increased by $28,822 over the same period in 1997. Other expense increased by $69,800 from the first quarter of 1997.

   Item 6.  Exhibits and Reports on Form 8-K

        a.   Exhibits

        10.1 Ridgestone Financial Services, Inc. 1996 Stock Option Plan, as amended [incorporated by reference to Exhibit 4.1 to Ridgestone Financial Services, Inc.'s Registration Statement on Form S-8 (Registration No. 333-52323)]

        10.2 Form of Stock Option Agreement used in conjunction with the Ridgestone Financial Services, Inc. 1996 Stock Option Plan, as amended [incorporated by reference to Exhibit 4.2 to Ridgestone Financial Services, Inc.'s Registration Statement on Form S-8 (Registration No. 333-52323)]

        27   Financial Data Schedule
             (EDGAR version only)

        b.   Reports on Form 8-K

             The Company did not file a Current Report on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 RIDGESTONE FINANCIAL SERVICES, INC.


   Date: May 15, 1998            /s/  Paul E. Menzel
                                      Paul E. Menzel
                                      President

   Date: May 15, 1998            /s/  William R. Hayes
                                      William R. Hayes
                                      Vice President and Treasurer

                                  EXHIBIT INDEX

   Exhibit Number

        10.1 Ridgestone Financial Services, Inc. 1996 Stock Option Plan, as amended [incorporated by reference to Exhibit 4.1 to Ridgestone Financial Services, Inc.'s Registration Statement on Form S-8 (Registration No. 333-52323)]

        10.2 Form of Stock Option Agreement used in conjunction with the Ridgestone Financial Services, Inc. 1996 Stock Option Plan, as amended [incorporated by reference to Exhibit 4.2 to Ridgestone Financial Services, Inc.'s Registration Statement on Form S-8 (Registration No. 333-52323)]

        27        Financial Data Schedule
                  (EDGAR version only)