Form 10QSB
period 1998-06-30
RIDGESTONE FINANCIAL SERVICES INC
filed 1998-08-14
CIK 1001791

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO
        _________

   Commission file number 0-27984

                      Ridgestone Financial Services, Inc.
       (Exact name of small business issuer as specified in its charter)

                Wisconsin                                      39-179151
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization                         Indentification
                                                                Number)
                           13925 West North Avenue
                         Brookfield, Wisconsin 53005
                   (Address of principal executive offices)
                                 414-789-1011
                         (Issuer's telephone number)

   Check whether the issuer (1) filed all reports required to be filed by
   Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
   past 90 days.  Yes   X       No______

   State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

   Class                            Outstanding as of June 30, 1998

   Common Stock, no par value                    876,055

   Transitional Small Business Disclosure Format:  Yes______    No   X

                RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                                      INDEX
                                                                      Page
                                                                    Number
          PART I   FINANCIAL INFORMATION


          Item 1.  Financial Statements. . . . . . . . . . . . .       1

                   Consolidated Statements of Financial Condition
                   at June 30, 1998 and December 31, 1997  . . .       1

                   Consolidated Statements of Income For the
                   Three and Six Months Ended June 30, 1998 and
                   1997. . . . . . . . . . . . . . . . . . . . .       2

                   Consolidated Statements of Cash Flows For the
                   Six Months Ended June 30, 1998 and 1997.  . .       3

                   Consolidated Statements of Changes In
                   Stockholders' Equity For the Six Months Ended
                   June 30, 1998 and 1997. . . . . . . . . . . .       4

                   Notes to Consolidated Financial Statements  .       6

          Item 2.  Management's Discussion and Analysis. . . . .       7

          PART II   OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of Security
                   Holders . . . . . . . . . . . . . . . . . . . .     10

          Item 5.  Other Information . . . . . . . . . . . . . . .     11

          Item 6.  Exhibits and Reports on Form 8-K. . . . . . . .     12

    SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . .    13

    EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . .      14

   PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       June 30, 1998 and December 31, 1997


                                               June 30, 1998     December 31,
                                                (Unaudited)         1997
    ASSETS
    Cash and due from banks                     $ 2,201,173    $ 2,671,051
    Federal funds sold                           10,711,000      7,994,000
    Interest-bearing deposits                         9,196          4,185
                                                 ----------     ----------
    Total cash and cash equivalents              12,921,369     10,669,236
                                                 ----------     ----------
    Investments-Held to Maturity
         (fair value Jun 1998, $2,531,256
         and Dec 1997, $4,298,356)                2,501,616      4,253,095
    Investments-Available for Sale                  894,056        874,406
    Loans receivable                             48,190,081     46,259,021
    Less: Allowance for estimated loan
         losses                                    (513,367)      (624,740)
                                                 ----------     ----------
    Net loans receivable                         47,676,714     45,634,281
                                                 ----------     ----------

    Office building and equipment, net            1,342,374      1,403,082
    Other real estate owned                       1,609,000      1,774,489
    Accrued interest & other assets                 244,976        495,108

         Total assets                           $67,190,105    $65,103,697
                                                 ==========     ==========
    LIABILITIES AND STOCKHOLDERS' EQUITY

    LIABILITIES
    Deposits:
         Demand                                 $ 6,689,753    $ 7,296,264
         Savings, NOW and other time
                  deposits                       53,687,376     51,191,361
                                                 ----------     ----------
           Total deposits                        60,377,129     58,487,625
                                                 ----------     ----------

    Accrued interest & other liabilities            766,632        752,772
                                                 ----------     ----------

         Total liabilities                       61,143,761     59,240,397
                                                 ----------     ----------

    STOCKHOLDERS' EQUITY

    Common stock, no par value: shares
     authorized 10,000,000 at June 30, 1988,
     1,000,000 at June 30, 1997; 876,055
     issued and outstanding at June 30,
     1998; 834,340 issued and outstanding
     at June 30, 1997;                            7,721,399      7,721,399
    Retained earnings (deficit)                  (1,682,983)    (1,837,493)
    Accumulated other comprehensive income
      (loss)                                          7,928        (20,606)
                                                  ---------      ---------

         Total stockholders' equity               6,046,344      5,863,300
                                                 ----------     ----------

         Total liabilities and stockholders'
                   equity                      $ 67,190,105   $ 65,103,697
                                                 ==========     ==========


               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                Three and Six Months Ended June 30, 1998 and 1997
                                   (Unaudited)

                                        Three Months Ended                     Six Months Ended
                                     June 30, 1998   June 30, 1997      June 30, 1998     June 30, 1997
    Interest income:
       Interest and fees on loans      $  1,016,667    $    610,486        $  2,008,681    $  1,103,638
       Interest on securities                70,282         173,985             152,195         363,881
       Interest on federal funds
         sold                               102,793          24,925             153,806          88,316
       Interest on deposits in
         banks                                2,910           3,045               4,360           7,137
                                          ---------        --------           ---------       ---------
           Total interest
            income                        1,192,652         812,441           2,319,042       1,562,972
                                          ---------        --------           ---------       ---------
    Interest expense:
    Interest on deposits                    718,622         492,876           1,390,367         952,451
                                          ---------       ---------           ---------       ---------
           Total interest
            expense                         718,622         492,876           1,390,367         952,451
                                          ---------       ---------           ---------       ---------
           Net interest
            income                          474,030         319,565             928,675         610,521

    Provision for loan
      losses                                 10,000               0              15,000               0
                                          --------        ---------           ---------       ---------
           Net interest income
            after provision for
            loan losses                     464,030         319,565             913,675         610,521
                                          ---------        --------           ---------       ---------
    Non-interest income:
         Loan fees                           34,008           2,653              55,181           8,471
         Gain on sale AFS
          securities                         23,747          83,718                   0         160,072
         Service charges on
           deposit
           accounts                           8,951           5,793              17,640          11,155
         Miscellaneous                       22,804          20,502              34,879          35,251
                                          ---------       ---------          ----------      ----------
           Total other operating
            income                           89,510         112,666             107,700         214,949
                                          ---------       ---------          ----------      ----------
    Non-interest expense:
         Salaries and employee
          benefits                          266,018         233,440             525,210         463,884
         Occupancy and equipment
          expense                            93,669          78,735             175,407         160,399
         Loss on sale AFS
          securities                              0               0               7,687               0
         Other expense                      147,661          89,370             251,261         167,093
                                          ---------        --------          ----------      ----------
           Total other operating
            expense                         507,348         401,545             959,565         791,376
                                         ----------        --------          ----------      ----------
    Income before income taxes               46,192          30,686              61,810          34,094

    Income taxes                           (102,500)              0             (92,700)          1,251

    Net income                         $    148,692    $     30,686        $    154,510    $     32,843
                                        ===========      ==========         ===========     ===========

    Earnings per share
         Basic                           $     0.17       $    0.04          $     0.18      $     0.04
         Diluted                         $     0.17       $    0.04          $     0.18      $     0.04

    Average shares outstanding              876,055         834,340             855,199         834,340


               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1998 and 1997
                                   (Unaudited)

                                                  Six Months Ended
                                               June 30,      June 30,
                                                 1998          1997
    Cash Flows From Operating Activities:
     Net income                               $154,510          $32,843
      Adjustments to reconcile net loss to
       net cash used in operating
       activities:
        Depreciation                            78,499           88,492
        Gain (loss) on sale of investment
         securities                              7,687         (160,073)
        Provision for loan losses               15,000                0
        Charges to loan losses                (126,373)               0
        Accretion/Amortization of
         securities-net                           (441)               0
      (Increase)decrease in assets
        Interest receivable                     16,676         (152,136)
        Other real estate owned                165,489                0
        Other assets                           233,456                0
      Increase(decrease) in liabilities
        Accrued interest                       192,379           35,885
        Other liabilities                     (178,519)               0
                                              --------         --------
      Total adjustments                        403,853         (187,832)
                                              --------         --------
     Net cash provided by (used in)
      operating activities                     558,363         (154,989)
                                              --------         --------
    Cash Flows From Investing Activities
     Proceeds from sales of available for
      sale securities                          141,316        1,317,651
     Purchase of available for sale
      securities                              (138,200)      (1,439,221)
     Proceeds from maturities of held to
      maturity securities                    1,750,000            4,702
     Purchase of held to maturity
      securities                                     0         (250,000)
     Purchases of premises and equipment       (17,790)         (43,658)
     Net increase in loans                  (1,931,060)     (12,490,954)
                                            ----------      -----------
     Net cash used in investing activities    (195,734)     (12,901,480)
                                            ----------      -----------
    Cash Flows From Financing Activities:
     Net increase in deposits                1,889,504        5,878,422
                                            ----------       ----------
     Net cash provided by financing
      activities                             1,889,504        5,878,422
                                            ----------       ----------
    Net increase(decrease) in cash and
      cash equivalents                       2,252,133       (7,178,047)
    Cash and cash equivalents, beginning    10,669,236       14,937,881
                                            ----------       ----------
    Cash and cash equivalents, ending      $12,921,369       $7,759,834
                                            ==========        =========
    Supplemental disclosure of cash flow
     information
     Cash paid during the period for:
      Interest                              $1,407,043         $953,997
                                             =========          =======
      Income taxes                              $9,800           $1,276
                                                 =====            =====
    Supplemental schedule of noncash
     investing activities:
    Net changes in unrealized gain on
     securities
     available for sale                        $28,534          $12,393
                                                ======           ======

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     Six Months Ended June 30, 1998 and 1997

                                                                 Unrealized
                                                                  Gain on
                                                                 Available
                                      Common       Retained       For Sale
                                      Stock        Earnings      Securities

    Balances
       December 31,1996             7,721,399     (1,879,126)       25,732
    Net gain-YTD 1997              $                 $32,843    $
    Changes in unrealized gain
       on available for sale
       securities                                                   12,393
                                    ---------     ----------      --------
    Balances
       June 30,1997                $7,721,399    $(1,846,283)      $38,125
                                    ---------     ----------      --------
    Balances
       December 31,1997            $7,721,399    $(1,837,493)     $(20,606)
    Net gain-YTD 1998                                154,510
    Changes in unrealized gain
       on available for sale
       securities                                                   28,534
                                    ---------      ---------       -------
    Balances
       June 30,1998                $7,721,399    $(1,682,983)       $7,928
                                    ---------     ----------        ------

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1998 and 1997
                                   (Unaudited)

   NOTE 1 - BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

   NOTE 2 - PRINCIPLES OF CONSOLIDATION

   The accompanying consolidated financial statements include the accounts of Ridgestone Financial Services, Inc., (the "Company") and its wholly owned subsidiary, Ridgestone Bank (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

   NOTE 3 - COMPARATIVE DATA

   The Company was incorporated in May of 1994, but its primary operating subsidiary, the Bank, did not commence operations until December 7, 1995. Comparative statements of income for the three and six months and cash flows for the six months ended June 30, 1998 and June 30, 1997 have been presented.

   NOTE 4  COMPREHENSIVE INCOME

   The Financial Accounting Standards Board (FASB) has issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS No. 130 on December 31, 1997 and all required disclosures will be included in the Company's 1998 Annual Report on Form 10-KSB.

   The Company's comprehensive income for the three and six months ended June 30, 1998 and June 30, 1997 is as follows:

                                           Three Months Ended           Six Months Ended
                                        June 30,       June 30,      June 30,       June 30,
                                          1998           1997          1998           1997
    Net income                           $148,692       $30,686       $154,510         $32,843

    Other comprehensive income, net
       of taxes:
     Unrealized gains(losses)
      arising during period                (5,211)       92,542         23,537         116,440
     Less reclassified adjustment
      for gains included in net
      income                              (15,436)      (54,417)         4,997        (104,047)
                                         --------      --------        -------        --------
    Total other comprehensive
     income                               (20,647)       38,125         28,534          12,393
                                         --------      --------        -------        --------
    Comprehensive income                 $128,045       $68,811       $183,044         $45,236
                                         ========      ========        =======        ========

   Item  2.  Management's Discussion and Analysis

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

   The following is a discussion of the Company's Financial Condition and Results of Operations as of and for the three and six months ended June 30, 1998.

   Financial Condition

   Total Assets. Total assets of the Company as of June 30, 1998 were $67,190,105 compared to $65,103,697 as of December 31, 1997, an increase of 3.2%.

   Loans. Loans prior to the allowance for estimated loan losses were $48,190,081 as of June 30, 1998, an increase of $1,931,060 or 4.2% from
   December 31, 1997. At June 30, 1998, the mix of the loan portfolio included Commercial Loans of $20,048,920 or 41.6% of total loans; Commercial Real Estate Loans of $12,828,523 or 26.6% of total loans; Residential Real Estate Loans of $11,426,860 or 23.7% of total loans; and Consumer Loans of $3,885,779 or 8.1% of total loans.

   Allowance for Loan Losses. The allowance for estimated loan losses was $513,367 or 1.07% of gross loans on June 30, 1998. The Bank evaluates the adequacy of the reserve for loan losses based on factors such as the local and national economy as well as an analysis of specific problem loans and loans on an aggregate basis. The reserve for loan losses is maintained at a level management considers adequate to provide for potential future losses. For additional information regarding the Company's allowance for loan losses, see "Results of Operations - Provision for Loan Losses" below.

   In the first six months of 1998, the Bank charged $3,884 against the loan loss reserve. The Bank also reduced Other Real Estate Owned by $122,488.50 and charged this amount against the loan loss reserve in order to reduce the value of Other Real Estate Owned to the appraised value as received on December 30, 1997. During the second quarter of 1998, the Bank further reduced Other Real Estate Owned by $43,000 as a result of the sale of real estate assets owned by the Bank.

   Cash and Cash Equivalents. Cash and cash equivalents were $12,921,369 as of June 30, 1998 compared to $10,669,236 as of December 31, 1997, an increase of $2,252,133. Cash and cash equivalents represent cash maintained at the Bank and funds that the Bank and the Company have deposited in other financial institutions.

   Investment Securities. The Bank's investment portfolio consists of (i) securities purchased with the intent to hold the securities until they mature and (ii) securities placed in the available for sale category which may be liquidated to provide cash for operating or financing purposes.
   The securities held-to-maturity portfolio was $2,501,616 at June 30, 1998 compared to $4,253,095 at December 31, 1997. The securities available-for-sale portfolio was $894,056 at June 30, 1998 compared to $874,406 at December 31, 1997.

   Deposits. As of June 30, 1998, total deposits were $60,377,129, an increase of $1,889,504 or 3.2% from December 31, 1997.

   Asset/Liability Management. The principal function of asset/liability management is to manage the balance sheet mix, maturities, repricing characteristics and pricing components to provide an adequate and stable net interest margin with an acceptable level of risk over time and through interest rate cycles.

   Liquidity. For banks, liquidity generally represents the ability to meet withdrawals from deposits and the funding of loans. The assets that provide liquidity are cash, federal funds sold and short-term loans and securities. Liquidity needs are influenced by economic conditions, interest rates and competition. Although loan growth can negatively affect short-term liquidity, management believes that current liquidity levels are sufficient to meet future demands.

   Results of Operations

   For the quarter ended June 30, 1998, the Company reported net income of $148,692 as compared to a profit of $30,686 in the same period of 1997. For the six-month period ended June 30, 1998, the Company reported net income of $154,510 which compares favorably to a profit of $32,843 for the six months ended June 30, 1997. A combination of factors drove the profit improvement over the first six months of 1997, including controlled deposit and loan growth, improved margins and greater fee income generation.

   A tax benefit related to a tax loss carryforward accounted for $102,500 and $92,700 of net income for the three and six months ended June 30, 1998, respectively.

   Net Interest Income. Net interest income before loan loss provision for the three and six months ended June 30, 1998 was $474,030 and $928,675, respectively, compared to $319,565 and $610,521 for the same periods in 1997, an improvement of 48.3% and 52.1%, respectively. The increase was due primarily to greater average outstanding balances in interest bearing assets, primarily loans. Total interest income for the three and six months ended June 30, 1998 increased by $380,211 and $756,070 respectively, as compared with the same periods in 1997, while total interest expense rose by $225,746 and $437,916.

   Provision for Loan Losses. The provision for loan losses is based on management's evaluation of factors such as the local and national economy and the risk associated with the loans in the portfolio.

   During the six-month period ended June 30, 1998, a provision of $15,000 was made to the loan loss reserve in order to ensure that the loan loss reserve is maintained at adequate levels.

   Non-Interest Income and Expense. Total other operating income (excluding gains and losses on the sale of securities) was $65,763 for the three months ended June 30, 1998 compared to $28,948 for the same period in 1997, an increase of 127.2%. Total other operating income (excluding gains and losses on the sale of securities) was $107,700 for the first six months of 1998 compared to $54,877 for the same period in 1997, an increase of 96.3%. Greater fee income from loans accounted for the majority of this increase.

   Total other operating expenses were $507,348 for the three months ended June 30, 1998, compared to $401,545 for the same period in 1997, an increase of 26.3%. For the three month period ending June 30, 1998, salaries and employee benefit expense was $266,018 or 55.0% of total operating expenses, and occupancy and equipment expense was $93,669 or 19.4% of total operating expenses. Payroll and occupancy expense increased by $47,512 over the same period in 1997. Other expense increased by $58,291 from the same period in 1997.

   Total other operating expenses were $959,565 for the six months ended June 30, 1998 compared to $791,376 for the same period in 1997, an increase of 21.3% from the prior period in 1997. For the six months ended June 30, 1998, salaries and employee benefit expense was $525,210 or 54.7% of total operating expenses, and occupancy and equipment expense was $175,407 or 18.3% of total operating expenses. Other expense increased by $84,168 from the same period in 1997.

   Year 2000 Matters. Many computer programs use two digits rather than four to describe a year in a date field. As a result, certain of these programs will experience malfunctions associated with the turning of the year 2000. The Bank has appointed a committee to conduct an assessment and recommend methods of remediation of internal and external year 2000 software concerns. This committee reports to the Board of Directors on a regular basis. While the Company expects to incur certain costs associated with becoming fully operable during the year 2000, the Company does not anticipate those costs will be material or will have a material affect on the business or results of operation of the Company or the Bank. The committee has contacted certain outside service providers used by the Bank to perform data processing and other services to determine the status of those vendors' year 2000 compliance processes, and has generally been informed that such vendors have undertaken review and remediation of potential year 2000 issues. However, there can be no assurance that such vendors will not experience system malfunctions associated with the year 2000 which could have a material adverse effect on the Company's results of operations. The Company expects its internal operations to be year 2000 compliant by early 1999.

   PART II   OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders

      At the Company's annual meeting of shareholders held on April 28, 1998 (the "Annual Meeting"), the following individuals were elected to the Board of Directors to hold office until the 1999 annual meeting of shareholders and until their successors are duly elected and qualified:


                                     Shares Voted   Authority to Vote
    Directors                            For            Withheld
    William R. Hayes                   813,440             700
    Charles N. Ackley                  813,440             700
    John E. Horning                    811,890            2,250
    Frederick I. Olson                 812,890            1,250

      At the Annual Meeting, the following individuals were elected to the Board of Directors to hold office until the 2000 annual meeting of shareholders and until their successors are duly elected and qualified:

                                                    Authority to Vote
                                     Shares Voted       Withheld
    Directors                            For
    Christine V. Lake                  813,440             700
    Gregory J. Hoesly                  813,440             700
    Richard A. Streff                  813,440             700
    William J. Tetzlaff                813,440             700

      At the Annual Meeting, the following individuals were elected to the Board of Directors to hold office until the 2001 annual meeting of shareholders and until their successors are duly elected and qualified:


                                                    Authority to Vote
                                     Shares Voted       Withheld
    Directors                            For
    Paul E. Menzel                     813,440             700
    William F. Krause, Jr.             813,440             700
    Charles G. Niebler                 813,440             700
    James E. Renner                    813,440             700



      The following proposals were approved at the Annual Meeting:

                                                                      Broker
                                   Affirmative  Negative    Votes      Non-
    Proposal                          Votes       Votes   Abstained   Votes

    Classified Board of Directors    514,115      4,300     4,500    291,225
    Removal of Directors Only for
    Cause                            506,665     11,750     4,500    291,225

    Vacancies on the Board of
    Directors to be Filled by
    Majority Vote of Directors       508,990      9,100     4,825    291,225

    Terms of Other Capital Stock
    Entitled to Elect Directors
    Govern Features of Those
    Directorships                    500,965     12,250     9,700    291,225

    Supermajority Voting
    Requirements to Amend
    Provisions of Articles or By-
    Laws Relating to a Classified
    Board                            504,015     11,700     7,200    291,225

    Increase Authorized Common
    Stock From One Million Shares
    to Ten Million Shares            803,540      4,400     6,200    291,225

    Establish a Series of
    Preferred Stock                  504,090      9,125     9,700    291,225

    Approval of the Ridgestone
    Financial Services, Inc. 1996
    Stock Option Plan, as Amended    512,115      8,600     2,200    291,225

   Item 5   Other Information

      Proposals of shareholders pursuant to rule 14a-8 under the Securities and Exchange Act of 1934, as amended ("Rule 14a-8"), that are intended to be presented at the 1999 annual meeting must be received by the Company no later than November 18, 1998 to be included in the Company's proxy materials for that meeting. Further, if the Company does not receive notice of a shareholder proposal submitted otherwise than pursuant Rule 14a-8 on or prior to February 1, 1999, then the persons named in proxies solicited by the Board of Directors for the 1999 annual meeting may exercise discretionary voting power with respect to such proposal.

   Item 6. Exhibits and Reports on Form 8-K

       a. Exhibits

          10.1 Ridgestone Financial Services, Inc. 1996 Stock Option Plan, as amended [incorporated by reference to Exhibit 4.1 to Ridgestone Financial Services, Inc.'s Registration Statement on Form S-8
                     (Registration No. 333-52323)]

          10.2 Form of Stock Option Agreement used in conjunction with the Ridgestone Financial Services, Inc. 1996 Stock Option Plan, as amended [incorporated by reference to Exhibit 4.2 to Ridgestone Financial Services, Inc.'s Registration Statement on Form S-8 (Registration no. 333-52323)]

          27         Financial Date Schedule
                     (EDGAR version only)

         b. Reports on Form 8-K

            The Company did not file a Current Report on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  RIDGESTONE FINANCIAL SERVICES, INC.


                                  /s/ Paul E. Menzel
    Date: August 14, 1998         Paul E. Menzel
                                  President


                                  /s/ William R. Hayes
    Date: August 14, 1998         William R.  Hayes
                                  Vice President and Treasurer

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