Form 10QSB
period 1998-09-30
RIDGESTONE FINANCIAL SERVICES INC
filed 1998-11-17
CIK 1001791

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO _________


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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

    Class                           Outstanding as of September 30, 1998
    -----                           ------------------------------------

    Common Stock, no par value                   876,055

Transitional Small Business Disclosure Format:       Yes            No     X

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                                      INDEX

                                                                            Page
                                                                          Number
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements............................................. 1

             Consolidated Statements of Financial Condition at
             September 30, 1998 and December 31, 1997......................... 1

             Consolidated Statements of Income
             For the Three and Nine Months Ended September 30,
             1998 and 1997.................................................... 2

             Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 1998 and 1997............ 3

             Consolidated Statements of Stockholders' Equity
             For the Nine Months Ended September 30, 1998 and 1997............ 4

             Notes to Consolidated Financial Statements....................... 5


    Item 2.       Management's Discussion and Analysis........................ 7



PART II - OTHER INFORMATION

    Item 6.       Exhibits and Reports on Form 8-K........................... 12



SIGNATURES .................................................................. 13

EXHIBIT INDEX ............................................................... 14

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    September 30, 1998 and December 31, 1997

                                                September 30,    December 31,
                                                     1998            1997
                                                 (Unaudited)
                                               --------------  --------------
ASSETS
Cash and due from banks                         $  2,120,061    $  2,671,051
Federal funds sold                                 8,623,000       7,994,000
Interest-bearing deposits                              6,655           4,185
                                                -------------   -------------
Total cash and cash equivalents                   10,749,716      10,669,236

Investments-Held to Maturity                       2,042,000       4,253,095
         (fair value Sep 1998, $1,999,556
                 and Dec 1997, $4,298,356)
Investments-Available for Sale                       613,225         874,406


Loans receivable                                  50,559,001      45,557,771
Less: Allowance for estimated loan losses           (543,367)       (624,740)
                                                -------------   -------------
Net loans receivable                              49,281,701      44,856,521

Mortgage loans held for sale                       1,277,300         701,250
Office building and equipment, net                 1,323,619       1,403,082
Other real estate owned                            1,202,724       1,774,489
Accrued interest & other assets                    2,224,885         495,108
                                                -------------   -------------

         Total assets                           $ 69,449,103    $ 65,103,697
                                                =============   =============


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
         Demand                                 $  7,716,575    $  7,296,264
         Savings, NOW and other time
          deposits                                54,850,642      51,191,361
                                                -------------   -------------
           Total deposits                         62,567,217      58,487,625
                                                -------------   -------------

Accrued interest & other liabilities                 725,430         752,772
                                                -------------   -------------

         Total liabilities                        63,292,647      59,240,397
                                                -------------   -------------

STOCKHOLDERS' EQUITY
Common stock, no par value:
 shares authorized:
10,000,000 at Sept 30, 1998, 1,000,000
at Dec 31, 1997;
876,055 issued and outstanding                     8,411,732       7,721,399

Retained earnings (deficit)                       (2,272,745)     (1,837,493)
Accumulated other comprehensive
     income(loss)                                     17,469         (20,606)
                                                -------------   -------------

   Total stockholders' equity                      6,156,456       5,863,300
                                                -------------   -------------

   Total liabilities and stockholders' equity    $ 69,449,103    $ 65,103,697
                                                =============   =============


               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
             Three and Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)

                                                Three Months Ended            Nine Months Ended
                                              Sept 30,      Sept 30,        Sept 30,      Sept 30,
                                                1998          1997            1998          1997
                                           ------------- -------------   ------------- -------------

Interest income:
         Interest and fees on loans        $  1,118,712  $    802,339    $  3,127,392  $  1,905,978
         Interest on securities                 138,521        62,939         292,327       151,255
         Interest on federal funds sold          50,057        95,046         202,252       458,926
         Interest on deposits in banks            1,585         3,970           5,945        11,107
                                           ------------- -------------   ------------- -------------
             Total interest income            1,308,875       964,294       3,627,916     2,527,266
                                           ------------- -------------   ------------- -------------

Interest expense:
         Interest on deposits                   761,269       542,852       2,151,636     1,495,304
                                           ------------- -------------   ------------- -------------

             Net interest income before
             provision for loan losses          547,606       421,442       1,476,280     1,031,962

Provision for loan losses                        30,000             0          45,000             0
                                           ------------- -------------   ------------- -------------
             Net interest income after
             provision for loan losses          517,606       421,442       1,431,280     1,031,962
                                           ------------- -------------   ------------- -------------

Non-interest income:
         Loan fees                               35,565         8,051          90,746        16,522
         Gain on sale of AFS securities               0         7,587               0       167,659
         Service charges on deposit accts         8,596         4,594          26,236        15,749
         Miscellaneous                           22,120        22,158          56,999        57,408
                                           ------------- -------------   ------------- -------------
             Total other operating income        66,281        42,390         173,981       257,338
                                           ------------- -------------   ------------- -------------

Non-interest expense:
         Salaries and employee benefits         298,185       240,630         823,395       704,515
         Occupancy and equipment expense        101,831       100,150         277,238       260,548
         Loss on sale of AFS securities               0             0           7,687             0
         Other expense                          132,833       120,159         384,093       287,251
                                           ------------- -------------   ------------- -------------
             Total other operating expense      532,849       460,939       1,492,413     1,252,314
                                           ------------- -------------   ------------- -------------

Income before income taxes                       51,038         2,893         112,848        36,986

Income taxes                                    (49,533)            0         (142,233)        1,251
                                           ------------- -------------   -------------- -------------

Net income                                 $    100,571  $      2,893    $     255,081  $     35,735
                                           ============= =============   ============== =============

Earnings per share:
         Basic                             $       0.12  $       0.00    $       0.29  $       0.04
         Diluted                           $       0.12  $       0.00    $       0.29  $       0.04

Average shares outstanding                      876,055       876,055         876,055       876,055

                                      -2-


                      RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Nine Months Ended September 30, 1998 and 1997
                                        (Unaudited)

                                                                        Nine Months Ended
                                                                 Sept 30, 1998   Sept 30, 1997
                                                                 -------------   -------------
Cash Flows From Operating Activities:
      Net income                                                $    255,081    $     35,735
             Adjustments to reconcile net income to
             net cash used in operating activities:
                Depreciation                                         118,575         133,730
                (Gain)loss on sale of investment securities            7,687        (167,659)
                Provision for loan losses                             45,000               0
                Accretion/Amortization of securities-net                (452)              0
             (Increase)decrease in assets
                Interest receivable                                   11,237        (137,083)
                Other assets                                      (1,741,014)        (68,805)
             Increase(decrease) in liabilities:
                Accrued interest                                      60,410         126,793
                Other liabilities                                    (87,751)              0
                                                                -------------   -------------
             Total adjustments                                    (1,586,308)       (113,024)
                                                                --------------   ------------
      Net cash (used in) operating activities                     (1,331,227)        (77,289)
                                                                --------------   ------------

Cash Flows From Investing Activities:
         Proceeds from sales of available for sale securities        141,316       1,161,046
         Purchase of available for sale securities                  (138,200)     (1,385,423)
         Proceeds from maturities of held to maturity securities   2,500,000         309,664
         Purchase of held to maturity securities                           0        (250,000)
         Net proceeds on other real estate                           449,276               0
         Purchases of premises and equipment                         (39,112)        (73,274)
         Net increase in loans                                    (5,581,165)    (20,965,018)
                                                                -------------   -------------
      Net cash used in investing activities                       (2,667,885)    (21,203,005)
                                                                -------------   -------------

Cash Flows From Financing Activities:
         Net increase in deposits                                  4,079,592      11,872,940
                                                                -------------   -------------
      Net cash provided by financing activities                    4,079,592      11,872,940
                                                                -------------   -------------

Net increase(decrease) in cash and cash equivalents                   80,480      (9,407,354)
Cash and cash equivalents, beginning                              10,669,236      14,937,881
                                                                -------------   -------------
Cash and cash equivalents, ending                               $ 10,749,716    $  5,530,527
                                                                =============   =============

Supplemental  disclosure  of cash flow  information
  Cash paid during the period for:
             Interest                                           $  2,091,225    $  1,335,361
                                                                =============   =============

             Income taxes                                       $     10,267    $      1,276
                                                                ============    =============

Supplemental schedule of noncash investing activities:
Net changes in unrealized gain on securities
available for sale                                              $     38,075    $    288,194
                                                                =============   =============

                                      -3-


               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Nine Months Ended September 30, 1998 and 1997

                                                                          Accumulated
                                                                             Other
                                                                          Comprehensive
                                             Common         Retained        Income
                                              Stock          Earnings        (Loss)
                                         -------------    -------------  ---------------

Balances
    December 31, 1996 as reported         $  7,721,399    $ (1,879,126)  $     25,732
Stock dividend                                 690,333        (690,333)
                                          -------------   -------------  -------------

Balance, December 31, 1996(restated)         8,411,732      (2,569,459)        25,732
Net gain-YTD 1997                                               35,735

Other comprehensive income-change in
unrealized gain on securities                                                 288,194


Balances
    September 30, 1997                     $ 8,411,732    $ (2,533,734)  $    313,926
                                          ============   =============  =============





Balances
    December 31, 1997                      $ 8,411,732    $ (2,533,734)  $    (20,606)

Net gain-YTD 1998                                               255,081

Other comprehensive income-change in
unrealized gain on securities                                                  38,075



Balances
    September 30, 1998                     $ 8,411,732    $ (2,278,653)  $     17,469
                                          ============   =============  =============

                                      -4-

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 and 1997
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Ridgestone Financial Services, Inc., (the "Company") and its wholly owned subsidiary, Ridgestone Bank (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 - COMPARATIVE DATA

The Company was incorporated in May of 1994, but its primary operating subsidiary, the Bank, did not commence operations until December 7, 1995. Comparative statements of income for the three and nine months and cash flows for the nine months ended September 30, 1998 and September 30, 1997 have been presented.

NOTE 4 - STOCK DIVIDEND

On May 21, 1998, Ridgestone Financial Services, Inc. paid a 5% stock dividend on issued and outstanding shares of its common stock. The dividend totaled 41,717 shares. All share, common stock and retained earnings, and earnings per share information has been restated retroactively to reflect the stock dividend.

NOTE 5 - COMPREHENSIVE INCOME

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

The Company's comprehensive income for the three and nine months ended September 30, 1998 and September 30, 1997 is as follows:




                                                    Three Months Ended           Nine Months Ended
                                                   Sept 30,     Sept 30,        Sept 30,     Sept 30,
                                                     1998         1997            1998         1997
                                                -----------  -----------     -----------  -----------

  Net income                                    $  100,571   $    2,893      $  255,081   $   35,735

  Other comprehensive income, net of taxes:
    Unrealized gains arising during period           9,541      281,111          32,694      405,555
    Less reclassified adjustment for
      gains (losses) included in net income              0       (5,310)          5,381     (117,360)
                                                -----------  -----------     -----------  -----------

      Total other comprehensive income               9,541      275,801          38,075      288,195
                                                -----------  -----------     -----------  -----------

  Comprehensive income                          $  110,112   $  278,694      $  293,156   $  323,930
                                                ===========  ===========     ===========  ===========

                                      -6-

Item  2.          Management's Discussion and Analysis

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

The following is a discussion of the Company's Financial Condition and Results of Operations for the three and nine months ended September 30, 1998.

Financial Condition

Total Assets. Total assets of the Company as of September 30, 1998 were $69,449,103 compared to $65,103,697 as of December 31, 1997.

Loans. Total loans prior to the allowance for estimated loan losses were $50,559,001 as of September 30, 1998, compared to $45,557,771 as of December 31, 1997.

At September 30, 1998, the mix of the loan portfolio included Commercial loans of $21,777,745 or 43% of total loans; Commercial Real Estate loans of $13,832,398 or 27% of total loans; Residential Real Estate loans of $11,141,611 or 22% of total loans; and Consumer loans of $3,807,247 or 8% of total loans.

Allowance for Loan Losses. The allowance for estimated loan losses was $543,367 or 1.07 % of gross loans on September 30, 1998. In accordance with FASB Statements 5 and 114, the allowance is provided for losses that have potentially been incurred based on the Bank's outstanding loan balance as of the balance sheet date. The Bank evaluates the adequacy of the loan loss reserve based on past events and current economic conditions, and does not include the effects of potential losses on specific loans or groups of loans that are related to future events or changes in economic conditions which are then unknown to the Bank. For additional information regarding the Company's allowance for loan losses, see "Results of Operations - Provision for Loan Losses' below.

In the first nine months of 1998, the Bank charged $3,884 against the loan loss reserve. The Bank also reduced Other Real Estate Owned by $122,489 and charged this amount against the loan loss reserve in order to reduce the value of Other Real Estate Owned to the appraised value as received on December 30, 1997. In the first nine months of 1998, the Bank further reduced Other Real Estate Owned by $449,276 as a result of the sale of real estate assets owned by the Bank.

Cash and Cash Equivalents. Cash and cash equivalents were $10,749,716 as of September 30, 1998 compared to $10,669,236 as of December 31, 1997, an increase of $80,480. Cash and cash equivalents represent cash maintained at the Bank and funds that the Bank and the Company have deposited in other financial institutions.

Investment Securities. The Bank's investment portfolio consists of (i) securities purchased with the intent to hold the securities until they mature and (ii) securities placed in the available for sale category which may be liquidated to provide cash for operating or financing purposes. The securities held-to-maturity portfolio was $2,042,000 at September 30, 1998 compared to $4,253,095 at December 31, 1997. The securities available-for-sale portfolio was $613,225 at September 30, 1998 compared to $874,406 at December 31, 1997.

Deposits. As of September 30, 1998, total deposits were $62,567,217 compared to $58,487,625 at December 31, 1997.

Asset/Liability Management. Closely related to liquidity management is the management of interest-earning assets and interest-bearing liabilities. The Company manages its rate sensitivity position to avoid wide swings in net interest margins and to minimize risk due to changes in interest rates.

Changes in net interest income, other than volume related changes, arise when interest rates on assets reprice in a time frame or interest rate environment that is different from the repricing period for liabilities. Changes in net interest income also arise from changes in the mix of interest earning assets and interest-bearing liabilities.

The Company currently does not expect to experience any material fluctuations in its net interest income in the short-term as a consequence of changes in interest rates.

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

Results of Operations

For the three-month period ended September 30, 1998, the Company reported net income of $100,571 as compared to a profit of $2,893 in the same period of 1997. For the nine month period ended September 30, 1998, the Company reported net income of $255,081 which compares favorably to a profit of $35,735 for the nine months ended September 30, 1997. The increased earnings is attributed to increased loan growth, improved margins and increased fee generation in loans. Additionally, a tax benefit related to a tax loss carryforward accounted for $50,000 and $150,000 of net income for the three and nine months ended September 30, 1998, respectively.

Net Interest Income. Net interest income before provision for loan losses for the three and nine months ended September 30, 1998 was $547,606 and $1,476,280 compared to $421,442 and $1,031,962 for the same periods in 1997, an improvement of 30% and 43%, respectively. The increase was due primarily to greater average outstanding balances in interest bearing assets, primarily loans. Total interest income for the three and nine months ended September 30, 1998 increased by $344,581 and $1,100,650 as compared with the same periods in 1997, while total interest expense rose by $218,417 and $656,332.

Provision  for  Loan  Losses.   The  provision  for  loan  losses  is  based  on
management's evaluation of factors such as the local and national economy and the risks associated with the loans in the portfolio.

During the nine-month period ended September 30, 1998, a $45,000 provision was made to the loan loss reserve to ensure that the loan loss reserve is maintained at adequate levels.

Non-Interest Income and Expense. Total other operating income (excluding gains and losses on the sale of securities) was $66,281 for the three months ended September 30, 1998 compared to $34,803 for the same period in 1997, an increase of $31,478. Total other operating income (excluding gains and losses on the sale of securities) was $173,981 for the nine months ended September 30, 1998 compared to $89,679 for the same period in 1997, an increase of 94%. Greater fee income from loans accounted for the majority of this increase.

Total other operating expenses were $532,849 for the three months ended September 30, 1998 compared to $460,939 for the same period in 1997, an increase of 16%. For the three month period ending September 30, 1998, salaries and benefit expense was $298,185 or 56% of total operating expenses and occupancy and equipment expense was $101,831 or 19% of total operating expenses. Payroll and occupancy expense increased by $59,236 over the same period in 1997. Other expense increased by $12,674 from the same period in 1997.

Total other operating expenses were $1,492,413 for the nine months ended September 30, 1998 compared to $1,252,314 for the same period in 1997, an increase of 19% from the prior period in 1997. For the nine months ended September 30, 1998, salaries and employee benefit expense was $823,395 or 55% of total operating expenses, and occupancy and equipment expense was $277,238 or 19% of total operating expenses. Other expense increased by $96,842 from the same period in 1997.


Year 2000 Impact

Existing computer programs generally recognize dates and perform calculations by using only the last two digits of any given year. These computer programs may not recognize a year that begins with "20" instead of "19." As a result, the functions of computer software, hardware and embedded systems at many businesses, including the Bank, may experience failures or produce incorrect results when the calendar changes to January 1, 2000. Systems failures or miscalculations at the Bank or the Bank's vendors or customers may result in disruption of operations, including a failure to process information or a reduced likelihood of collecting loan payments on a timely basis.

The Bank's Readiness. To determine whether and to what extent it may experience disruptions as a result of the turning of the Year 2000 ("Y2K"), the Bank has established a committee to oversee the assessment process and report periodically to Bank management. The Bank is currently in the process of assessing (i) the Y2K status of its own internal systems, including computer equipment (hardware), applications (software), and other electronically controlled equipment that does not process data (embedded systems); (ii) the Y2K status of its vendors' systems; and (iii) the Y2K status of its customers' systems.

The Bank has completed testing or received manufacturer certification of Y2K compliance with respect to 100% of its internal hardware and embedded systems. All such systems appear to be Y2K compliant. The Bank spent approximately $1,500 on testing these systems to date and does not expect to incur additional material costs in testing internal computer hardware or embedded systems.

The following chart displays the current status of the Bank's mission-critical software with respect to Y2K compliance. Of these systems, one is currently being installed and should be in place and Y2K compliant by January 31, 1999 at a cost of $2,500. One system has not been vendor-certified as Y2K compliant and is scheduled to be replaced in the first quarter of 1999 at a cost of about $2,000. Testing has been completed satisfactorily on five of the nine systems. Two other systems are currently being tested with satisfactory results to date.

------------------------------------------ ----------------- ---------------------------------------------------------------

   Internal Mission-critical Software      Vendor-certified
                Category                      Compliant                     Status of Testing/Replacement
------------------------------------------ ----------------- ---------------------------------------------------------------

Operating systems                                Yes         Testing complete - satisfactory
------------------------------------------ ----------------- ---------------------------------------------------------------

Banking platform applications                    Yes         Testing in process - Phase 1 completed with satisfactory
                                                             results, Phase 2 scheduled for completion in the first
                                                             quarter of 1999

------------------------------------------ ----------------- ---------------------------------------------------------------

On-line PC banking                               Yes         Testing in process - satisfactory to date
------------------------------------------ ----------------- ---------------------------------------------------------------

Telephone banking                                 No         Replacement scheduled for the first quarter of 1999
------------------------------------------ ----------------- ---------------------------------------------------------------

Loan documentation                               Yes         New system being installed
------------------------------------------ ----------------- ---------------------------------------------------------------

Document management                              Yes         Testing complete - satisfactory
------------------------------------------ ----------------- ---------------------------------------------------------------

Contact management                               Yes         Testing complete - satisfactory
------------------------------------------ ----------------- ---------------------------------------------------------------

General office applications                      Yes         Testing complete - satisfactory
------------------------------------------ ----------------- ---------------------------------------------------------------

Data warehousing                                 Yes         Testing complete - satisfactory
------------------------------------------ ----------------- ---------------------------------------------------------------

The Bank may experience loan collection or other credit-related problems if significant customers are not Y2K compliant before the turn of the century. In order to assess their Y2K compliance, the Bank has sent Y2K surveys to a majority of its commercial customers. Many of these customers have responded to the Bank's inquiries and continue to update the Bank as new data becomes available. The Bank intends to continue surveying new customers as appropriate to assess their Y2K readiness. To date, the Bank has received satisfactory responses from most of its major commercial customers, and management currently does not anticipate the Bank will experience material adverse effects on operations as a result of customer non-compliance.

Similarly, the Bank is receiving regular updates from almost all of the vendors who provide mission-critical products and services. The Bank is making efforts to contact those vendors who have not yet provided information regarding their Y2K readiness. Of those vendors whose compliance status is known to the Bank, all are either already compliant or appear to be making satisfactory progress toward compliance.

Y2K Compliance Costs. The Bank outsources a majority of its information processing, and its internal computer systems generally rely on software provided by third-party vendors. As a result, the Bank has incurred very little cost to date, less than $5,000, in assessing its internal readiness. The Bank will incur additional remediation costs which are not expected to be material, generally in connection with (i) its continuing dialogue with vendors and customers to assess their readiness, (ii) the installation of one new system and the replacement of one old system, and (iii) contingency planning and status updates. The Bank currently expects that such additional costs will not exceed $15,000.

Y2K Risks. The most significant Y2K risks to the Bank are associated with the potential non-compliance of its third-party vendors who provide mission-critical services. Since the Bank outsources most of its information processing to third-party vendors, such a failure could result in higher operating costs, increased staffing needs or the temporary inability to provide needed services to customers. Likewise, the failure of those vendors providing critical infrastructure services, specifically, power and communications, could result in temporary operational difficulties at the Bank.

Y2K failures of the Bank's significant commercial customers could result in the inability of those customers to make timely payments on loans, potentially resulting in a loss of revenue, adjustments to the Bank's loan loss reserves, reduced deposit balances or increased cash requirements.

The Bank does not anticipate material failures of its embedded systems, since virtually none of these systems rely on date-based control systems.

Contingency Plans. The Bank is currently developing contingency plans to deal with potential business interruptions caused by Y2K non-compliance of its vendors, customers or internal systems. These plans address a wide range of potential problems. The Bank expects to have a complete contingency plan in place sometime in the second quarter of 1999.

Forward-Looking Statements. This Form 10-QSB contains certain "forward-looking statements" regarding year 2000 ("Y2K') issues. These statements are intended to qualify for the safe harbors from liability provided by the Private Securities Litigation Reform Act of 1995. They can generally be identified because the context of such statements will include words such as "believes," "anticipates," "expects" or words of similar import. Whether or not these forward-looking statements will be accurate in the future will depend on certain risks and factors, including those associated with (i) Y2K readiness of the vendors who supply the Bank with critical information processing, credit delivery and other services; (ii) Y2K readiness of the Bank's key commercial customers; (iii) unanticipated expenses associated with ongoing assessment or remediation of potential internal Y2K problems which could affect the Bank's operations; (iv) the potential inadequacy or failure of the testing procedures used by the Bank in performing its internal Y2K assessments; (v) the inaccuracy of Y2K compliance certification received by the Bank from certain outside vendors regarding those vendors' systems which are used by the Bank; and (vi) the failure of the Bank to design adequate contingency plans in the event of internal or external Y2K non-compliance. Readers are cautioned to consider these risks and factors and the impact they may have when evaluating these forward-looking statements. These statements are based only on management's knowledge and expectations on the date of this Form 10-QSB. Neither the Company nor the Bank will necessarily update these statements or other information in the Form 10-QSB based on future events or circumstances.

Item 6. Exhibits and Reports on Form 8-K

1.       Exhibits

         10.1 Salary Continuation Agreement, dated October 20, 1998, by and between Ridgestone Bank and Paul E. Menzel.

         10.2 Split Dollar Agreement, dated October 20, 1998, by and between Ridgestone Bank and Paul E. Menzel.

         10.3 Split Dollar Agreement, dated October 20, 1998, by and between Ridgestone Bank and Paul E. Menzel.

         10.4 Form of Executive Incentive Retirement Agreement, dated October 20, 1998, by and between Ridgestone Bank and each of Christine V. Lake and William R. Hayes.

         10.5 Form of Split Dollar Agreement, dated October 20, 1998, by and between Ridgestone Bank and each of Christine V. Lake and William
               R. Hayes.

         27    Financial Data Schedule
               (EDGAR version only)


         2.    Reports on Form 8-K

               The Company did not file a Current Report on Form 8-K during the quarter ended September 30, 1998

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             RIDGESTONE FINANCIAL SERVICES, INC.


Date:   November 13, 1998                     /s/ Paul E. Menzel
                                             Paul E. Menzel
                                             President


Date:   November 13, 1998                    /s/ William R. Hayes
                                             William R. Hayes
                                             Vice President and Treasurer
                                      -13-

                                  EXHIBIT INDEX

Exhibit Number


10.1 Salary Continuation Agreement, dated October 20, 1998, by and between Ridgestone Bank and Paul E. Menzel.

10.2 Split Dollar Agreement, dated October 20, 1998, by and between Ridgestone Bank and Paul E. Menzel.

10.3 Split Dollar Agreement, dated October 20, 1998, by and between Ridgestone Bank and Paul E. Menzel.

10.4 Form of Executive Incentive Retirement Agreement, dated October 20, 1998, by and between Ridgestone Bank and each of Christine V. Lake and William R. Hayes.

10.5 Form of Split Dollar Agreement, dated October 20, 1998, by and between Ridgestone Bank and each of Christine V. Lake and William R. Hayes.

27        Financial Data Schedule
          (EDGAR version only)