Form 10KSB
period 1998-12-31
RIDGESTONE FINANCIAL SERVICES INC
filed 1999-03-16
CIK 1001791

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ___________________ to __________________

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

       Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10KSB. [ ]

Issuer's revenues for its most recent fiscal year: $5,223,115

Aggregate  market  value of voting stock held by  non-affiliates  of the issuer:
$8,608,320

Number of shares of common stock,  no par value,  outstanding  on March 1, 1999:
876,492

                      DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 1999 Annual Meeting (incorporated by reference into Part
III)

Transitional Small Business Disclosure Format: Yes ___; No X .

                       Ridgestone Financial Services, Inc.

                                 Index to Annual
                              Report on Form 10-KSB
                   For The Fiscal Year Ended December 31, 1998

                                                                            Page

Part I  .......................................................................1
        Item 1.  Description of Business.......................................1
        Item 2.  Description of Property.......................................8
        Item 3.  Legal Proceedings.............................................8
        Item 4.  Submission of Matters to a Vote of Security Holders...........8

Part II .......................................................................8
        Item 5.  Market for Common Equity and Related Stockholder Matters......8
        Item 6.  Management's Discussion and Analysis .........................9
        Item 7.  Financial Statements.........................................26
        Item 8.  Changes In and Disagreements With Accountants on
                    Accounting and Financial Disclosure.......................52

Part III......................................................................52
        Item 9.  Directors, Executive Officers, Promoters and Control
                    Persons; Compliance With Section 16(a) of the
                    Exchange Act..............................................52
        Item 10. Executive Compensation.......................................52
        Item 11. Security Ownership of Certain Beneficial Owners and
                    Management................................................52
        Item 12. Certain Relationships and Related Transactions...............52
        Item 13. Exhibits and Reports on Form 8-K.............................52

SIGNATURES ...................................................................53

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

The Bank was the first bank in Wisconsin to introduce full-service PC banking, called RidgeStone Connect(sm). This on-line service enables the Bank's customers to access their accounts in real time, pay bills, transfer funds, access lines of credit, exchange e-mail and view product and rate information. Approximately 22% of the Bank's consumer customers were enrolled in RidgeStone Connect(sm) as of December 31, 1998.

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

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Annual Report on Form 10-KSB are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects," or other words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those contemplated in the forward- looking statements. Such risks include, among others: interest rate trends, the general economic climate in the Company's market area, loan delinquency rates, risks associated with the turning of the Year 2000, and legislative enactments or regulatory changes which adversely affect the business of the Company and/or the Bank. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements. The forward-looking statements included herein are only made as of the date of this Annual Report on Form 10-KSB and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Business Strategy

The Bank's strategy is to concentrate on the financial service needs of individuals and small businesses by providing on-site decision making and using technology to enhance customer service. As of December 31, 1998, the Bank had a lending limit of $850,000 per loan. That limit was increased to $1,000,000 in the first quarter of 1999. The Bank is able to attract business loans beyond its lending limit by using bank participations with other banks in Wisconsin. Likewise, the Bank has purchased participations from other area Wisconsin financial institutions.

Loan Products

The Bank offers a full range of retail and commercial lending services, including commercial revolving lines of credit, residential and commercial real estate mortgage loans, consumer loans and equipment financing. These loan products are discussed below.

Although the Bank's management takes a competitive approach to lending, it stresses high quality in its loans. To promote such quality lending, the Board of Directors of the Bank has established maximum lending authority for each loan officer. Each loan request exceeding a loan officer's authority has to be approved by one or more senior officers. On a monthly basis, the entire Board of Directors of the Bank reviews all loans over $25,000 made in the preceding month. In addition, the Loan Committee of the Board of Directors of the Bank reviews loans over $250,000 for prior approval when the loan request exceeds the established limits of senior loan officers. The Loan Committee of the Bank reviews loans with aggregate principal amounts between the lending officer's lending authority and $250,000. The Loan Committee is comprised of the President of the Bank, the Executive Vice President and Senior Commercial Lender. Because of the Bank's local nature, management believes that quality control is achievable while still providing prompt and personal service.

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

The regulatory limits are as follows:


          Loan Category                                                LTV Limit
          -------------                                                ---------
          Raw Land                                                       65%
          Land Development                                               75%
          Construction:
              Commercial, multi-family, and non-residential              80%
              1-4 family residential                                     85%
          Improved Property                                              85%
          Owner-occupied 1-4 family and home equity                      90% (1)

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

The Bank's commercial loan portfolio totaled $10,011,324 as of December 31, 1998, and consisted primarily of lines of credit and loans to businesses. Lines of credit are generally used for the purpose of financing working capital and may be secured with current assets of the borrower. Loans are written for a period of greater than one year, are amortized over a period of five to seven years and are used principally for financing fixed asset expenditures. Loans are generally secured with the fixed assets of the borrower.

Real Estate Commercial Loans. As of December 31, 1998, the Bank had $21,033,369 of real estate commercial loans outstanding. These loans were generally made for the purpose of purchasing manufacturing facilities, warehouses, office buildings and multiple family commercial real estate holdings.

Competition. The Company has identified as its primary competitors, offices of either thrifts, credit unions or banks operating in Brookfield, Elm Grove and Wauwatosa, Wisconsin. Although the Bank commenced operations on December 7, 1995, its deposits as of June 1998 exceeded those of many of its area competitors which have been operating for longer periods of time.

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

Under the BHCA, the Company is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, and neither the Company nor any subsidiary may engage in any business other than banking, managing or controlling banks or furnishing services to or performing services for its subsidiaries. After notice to or approval of the Board, the Company may, however, own more than 5% of the shares of a company the activities of which the Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, and the bank holding company itself may engage in such activities. The Company has no pending acquisition plans.

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

Under Wisconsin law, the Company is also subject to supervision and examination by the Wisconsin Department of Financial Institutions (the "Department"). The Department is also empowered to issue orders to a bank holding company to remedy any condition or policy which, in its determination, endangers the safety of deposits in any subsidiary state bank, or the safety of the bank or its depositors. In the event of noncompliance with such an order, the Department has the power to direct the operation of the state bank subsidiary and withhold dividends from the holding company.

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

The activities and operations of banks are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-in-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Financial Institutions Reform, Recovery and Enforcement Act of 1989, FDICIA, the Community Reinvestment Act, anti-redlining legislation and the antitrust laws. The Community Reinvestment Act includes provisions under which the federal bank regulatory agencies must consider, in connection with applications for certain required approvals, including applications to acquire control of a bank or bank holding company or to establish a branch, the records of regulated financial institutions in satisfying their continuing and affirmative obligations to help meet the credit needs of their local communities, including those of low and moderate-income borrowers.

FDICIA, among other things, establishes five tiers of capital requirements: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The FDIC has adopted regulations which define the relevant capital measures for the five capital categories. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio (total capital to risk-weighted assets) of 10% or greater, a Tier I risk-based capital ratio (Tier I Capital to risk weighted assets) of 6% or greater, and a Tier I leverage capital ratio (Tier I Capital to average assets) of 5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital of 4% or greater, and (generally) a Tier I leverage capital ratio of 4% or greater, and the institution does not meet the definition of a well capitalized institution. An institution is deemed to be "undercapitalized" if it has a total risk-based capital ratio less than 8%, or a Tier I risk-based capital ratio less than 4%, or (generally) a Tier I leverage ratio of less than 4%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio less than 6%, or a Tier I risk-based capital ratio less than 3%, or a Tier I leverage ratio less than 3%. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. Undercapitalized banks may be subject to growth limitations and are required to submit a capital restoration plan. If an undercapitalized bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." Significantly undercapitalized banks may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. The Bank currently exceeds the regulatory definitions of a well capitalized financial institution.

As a condition to the regulatory approvals incident to the Bank's formation, the Bank was required to maintain a minimum leverage ratio of 8% until December, 1998.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle Act"), among other things, permits bank holding companies to acquire banks in any state effective September 29, 1995. The Riegle Act contains certain exceptions relative to acquisitions. For example, a bank holding company may not acquire a bank that has not been in existence for less than a minimum period established by the home state; however, the minimum period cannot exceed five years. The Riegle Act makes a distinction between interstate banking and interstate branching. Under the Riegle Act, banks can merge with banks in another state beginning June 1, 1997, unless a state has adopted a law preventing interstate branching. Under terms of the BHCA, an acquiring bank may not control more than 10 percent of federal or 30 percent of state total deposits of insured depository institutions. Wisconsin law requires approval by the Department for all acquisitions of Wisconsin banks, whether by an in-state or out-of-state purchaser and requires, in an interstate acquisition, that the acquired bank must have been in existence for at least five years.

Employees

As of December 31, 1998, the Company and the Bank together employed 14 full-time and 6 part-time employees, including three personal bankers, an investment officer, five operations specialists, six customer service representatives, a cashier, one commercial loan officer, a senior officer in charge of retail banking, a technology specialist and the Bank president.

Directors and Executive Officers

The directors of the Company and the Bank as of March 1, 1999 were as follows:

Name of Director                         Principal Occupation

Paul E. Menzel                President  and  Chief  Executive  Officer  of  the
                              Company and the Bank

William R. Hayes              Vice  President  and  Treasurer of the Company and
                              Vice President, Cashier/Controller of the Bank

Christine V. Lake             Vice  President  and  Secretary of the Company and
                              Executive Vice President and Secretary of the Bank

Charles N. Ackley             Owner  of  C.N.A.  Associates,   Inc.,  a  company
                              engaged   in   the   sales    representation    of
                              manufacturers

Bernard E. Adee               Senior  Vice   President  of  Marshall   Financial
                              Consulting, LLC

Gregory J. Hoesly             President of L.L. Richards  Machinery Co., Inc., a
                              machine tool dealer

John E. Horning               Chairman of the Board and Chief Executive  Officer
                              of Shorewest  Realtors  Inc.,  Wisconsin  Mortgage
                              Corporation, and Heritage Title Service

William F. Krause, Jr.        Retired President of Krause Funeral Home, Inc.

Charles G. Niebler            President of Eye Care Vision Centers

James E. Renner               Owner of Renner Oldsmobile and Renner Mitsubishi

Richard A. Streff             Chairman of the Board of Streff Advertising, Inc.

William J. Tetzlaff           President   of  Tetzlaff   Associates,   Inc.,   a
                              consulting services company; President of Advanced
                              Plastics Technology, Inc., a distribution company;
                              Vice President of Executive Travel Services, Ltd., a travel agency; Vice President of Around the Globe Travel, a travel agency

The executive officers of the Company and the Bank as of March 1, 1999 were as follows:

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

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders of the Company for a vote during the fourth quarter of the year ended December 31, 1998.


Part II

Item 5.    Market for Common Equity and Related Stockholder Matters

The Company's common stock has traded in the over-the-counter market since the completion of the company's initial public offering in November 1995. High and low bid prices, as reported on the OTC Bulletin Board, and as adjusted to reflect a 5% stock dividend paid on the Company's common stock on May 21, 1998, for each quarter within the last two fiscal years were as follows:

           1997                    High               Low
           ----                    ----               ---
       1st Quarter                $13.33            $12.62
       2nd Quarter                $15.00            $13.21
       3rd Quarter                $15.48            $13.81
       4th Quarter                $16.90            $15.24


            1998                   High               Low
            ----                   ----               ---
       1st Quarter                $18.25            $16.429
       2nd Quarter                $18.25            $16.70
       3rd Quarter                $18.75            $16.00
       4th Quarter                $16.00            $12.00

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. These quotations do not include intra-day highs and lows. On December 31, 1998, there were approximately 39 owners of record and approximately 548 beneficial owners of the Company's common stock.

No cash dividends have been declared to date on the Company's common stock. The Company expects that all earnings, if any, will be retained to finance the growth of the Company and the Bank and that no cash dividends will be paid for the foreseeable future. If and when cash dividends are declared, the Company will be dependent upon dividends paid to it by the Bank for funds to pay dividends on its common stock. The Board of Directors of the Company declared a 5% stock dividend on all shares of the Company's common stock outstanding on May 11, 1998.

Wisconsin banking laws restrict the payment of cash dividends by state banks by providing that (i) dividends may be paid only out of a bank's undivided profits, and (ii) prior consent of the Department is required for the payment of a dividend which exceeds the current year's income if dividends declared have exceeded net profits in either of the two immediately preceding years. Additionally, the various bank regulatory agencies have authority to prohibit a bank regulated by them from engaging in an unsafe or unsound practice. The payment of a dividend by a bank could, depending upon the circumstances, be considered such an unsafe or unsound practice. In the event that (i) the FDIC or the Department should increase minimum required levels of capital; (ii) the total assets of the Bank increase significantly; (iii) the income of the Bank decreases significantly; or (iv) any combination of the foregoing occurs, then the Board of Directors of the Bank may decide or be required by the FDIC or the Department to retain a greater portion of the Bank's earnings to achieve or maintain the required capital. In addition to the foregoing, Wisconsin corporations such as the Company are prohibited by the Wisconsin Business Corporation Law from paying dividends while they are insolvent or if the payment of dividends would render them unable to pay debts as they come due in the usual course of business.


Item 6.    Management's Discussion and Analysis

Comparison of Operating Results for the Years Ended December 31, 1998 and December 31, 1997.

Net Income. For the fiscal year ended December 31, 1998, the Company reported a profit of $331,377 or $0.37 per diluted common share compared to a profit of $41,633 or $0.05 per diluted common share for fiscal 1997. This is an increase in 1998 earnings of $289,744, or 696% over fiscal 1997. A tax benefit related to a tax loss carryforward accounted for $200,000 of net income for fiscal 1998. Additionally, the increased earnings is attributable to increased loan growth, improved margins and greater fee income generation in loans.

Interest Income. Interest income consists primarily of interest on loans (including loan fees), federal funds sold, securities and interest-bearing deposits at other financial institutions. Total interest income for the year ended December 31, 1998 increased to $4,940,943 from $3,706,879 for the year ended December 31, 1997, an increase of $1,234,064 or 33%. This increase was primarily the result of greater average outstanding balances in earning assets, which grew by $14,311,075 or 31%, in fiscal 1998. The increase in the asset yield is a result of a change in the mix of earning assets as a greater percentage of earning assets shifted into loans which carry a higher yield.

Interest Expense. Interest expense primarily represents interest paid to depositors. Interest expense increased to $2,881,181 in fiscal 1998 from $2,126,065 in fiscal 1997, an increase of $755,116 or 36%. The increase in interest expense was due to greater average outstanding balances in interest-bearing liabilities, primarily time deposits and money market deposit accounts, while the yield on interest bearing liabilities remained relatively unchanged.

Set forth below is a summary of the Company's average deposits and interest paid on such deposits during fiscal 1998 and fiscal 1997.

                                   1998               Rate Paid            1997               Rate Paid
                               --------------     ---------------     ---------------     ---------------
Non interest-bearing demand       $ 6,489,824             --              $ 4,363,342             ---
Interest-bearing demand             1,454,223          1.72%                  827,094           1.76%
Money market demand                24,363,265          5.29%               18,266,062           5.27%
Savings deposits                    1,258,761          2.77%                  827,824           2.93%
Time deposits                      25,075,721          6.11%               18,506,746           6.07%
Purchased funds                             0          0.00%                    9,603           6.12%
                                  -----------          -----              -----------           -----
     Total deposits               $58,641,794          4.91%              $42,800,671           4.97%
                                  ===========          =====              ===========           =====


Net Interest Income. Net interest income represents the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. Net interest income rose from $1,580,814 for the year ended December 31, 1997 to $2,059,762 for the year ended December 31, 1998, an increase of $478,948 or 30%. This increase was predominantly due to the volume increases in earning assets, predominantly in loans which are at higher rates than other earning assets, while the average cost on interest bearing liabilities remained relatively unchanged.

The following table sets forth an analysis of the interest rates and interest differential of the Company's earning assets, which earn interest income, and interest bearing liabilities, which accrue interest expense, for fiscal 1998 and fiscal 1997.

                                                                        Average Balance Sheet and
                                                                     Analysis of Net Interest Income
                                                                        Year Ended December 31,

                                                              1998                                             1997

                                           Average          Related         Yield            Average          Related        Yield
                                           Balance          Interest        Rate             Balance          Interest       Rate
                                       ----------------  --------------  -----------     ----------------  --------------  ---------
Earning assets:
    Time deposits in bank             $       105,954     $     7,553       7.13%        $      177,939    $     15,740       8.85%
    Investments (taxable)                   3,690,491         237,396       6.43%             9,439,985         546,627       5.79%
    Funds sold                              7,721,729         411,276       5.33%             3,556,986         195,211       5.49%
    Loans (a)                              48,971,885       4,284,718       8.75%            33,004,074       2,949,301       8.94%
                                           ----------       ---------       ----             ----------       ---------       ----

        Total earning assets          $    60,490,059     $ 4,940,943       8.17%            46,178,984    $  3,706,879       8.03%
                                           ==========       ---------       ====         $   ==========       ---------       ====

Interest-bearing liabilities:
    NOW accounts                      $     1,454,223     $    25,039       1.72%               827,094    $     14,547       1.76%
    Savings accounts                        1,258,761          34,839       2.77%        $      827,824          24,285       2.93%
    Money market accounts                  24,363,265       1,289,271       5.29%            18,266,062         963,322       5.27%
    Time deposits                          25,075,721       1,532,032       6.11%            18,506,746       1,123,323       6.07%
    Purchased funds                                 0               0       0.00%                 9,603             588       6.12%
                                           ----------       ---------       ----             ----------       ---------       ----
      Total interest-bearing liabs    $    52,151,970     $ 2,881,181       5.52%            38,437,329    $  2,126,065       5.53%
                                           ==========       ---------       ====         $   ==========       ---------       ====

Interest spread (b)                                       $ 2,059,762       2.65%                          $  1,580,814       2.50%
                                                            =========       ====                              =========       ====

Interest margin (c)                                       $ 2,059,762       3.41%                          $  1,580,814       3.42%
                                                            =========       ====                              =========       ====


----------
(a) Non-accruing loans are included in the computation of average balances. Loan interest income includes net loan fees.

(b) The interest spread is the difference between the yield on earning assets and the yield on interest-bearing liabilities.

(c) The interest margin is the net interest income divided by total earning assets.


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


                                                                     Rate/Volume Analysis of Net Interest Income
                                                                            Year Ended December 31, 1998
                                                                                     Compared to
                                                                            Year Ended December 31, 1997
                                                 --------------------------------------------------------------------------------
                                                                             Increase (Decrease) Due To
                                                 --------------------------------------------------------------------------------
                                                      Volume                Rate             Rate/Volume               Net
                                                 ----------------      ---------------     ----------------     -----------------
Earning assets:
  Time deposits in bank                          $        (6,367)      $       (3,056)     $        1,236       $         (8,187)
  Investments (taxable)                                 (332,927)              60,613             (36,917)              (309,231)
  Funds sold                                              228,565              (5,758)             (6,742)               216,065
  Loans                                                 1,426,911             (61,661)            (29,833)             1,335,417
                                                 ----------------      ---------------     ----------------     -----------------
        Total earning assets                     $      1,316,182      $       (9,862)     $      (72,256)      $      1,234,064
                                                 ================      ===============     ================     =================

Interest-bearing liabilities:
  NOW accounts                                   $         11,030      $         (306)     $          (232)     $          10,492
  Savings accounts                                         12,642              (1,373)                (715)                10,554
  Money market accounts                                   321,557               3,293                1,099                325,949
  Time deposits                                           398,723               7,370                2,616                408,709
  Purchased funds                                               0                   0                 (588)                  (588)
                                                 ----------------      ---------------     ----------------     -----------------
        Total interest-bearing liabilities       $        743,952      $        8,984      $         2,180      $         755,116
                                                 ----------------      ---------------     ----------------     -----------------
        Net change in net interest income        $        572,230      $      (18,846)     $       (74,436)     $         478,948
                                                 ================      ===============     ================     =================


Provision for Loan Losses. The provision for loan losses is based on management's evaluation of factors such as the local and national economies and the risks associated with the loans in the portfolio. In accordance with Financial Accounting Standards Board ("FASB") Statements No. 5 and 114, the allowance is provided for losses that have potentially been incurred based on the Bank's outstanding loan balance as of the balance sheet date. The Bank evaluates the adequacy of the loan loss reserve based on past events and current economic conditions, and does not include the effects of potential losses on specific loans or groups of loans that are related to future events or changes in economic conditions which are then unknown to the Bank.

For each year ending December 31, the determination of additions to the loan loss reserve charged to operating expenses was based on an evaluation of the loan portfolio, current domestic economic conditions, and other factors.

As of December 31, 1998, the Company's loan loss reserve was $562,747 or 1.15% of outstanding loans compared to $624,740 or 1.37% of outstanding loans at December 31, 1997.

The Company's provision for loan losses was $65,000 in 1998 compared to $290,000 during 1997. During fiscal 1998, the Bank charged $4,504 against the loan loss reserve related to consumer credit card losses. The Bank also reduced Other Real Estate Owned by $122,489 and charged this amount against the loan loss reserve in order to reduce the value of Other Real Estate Owned to the appraised value as received on December 30, 1997. During 1998, the Bank further reduced

Other Real Estate Owned by $476,654 as a result of the sale of real estate assets owned by the Bank. Set forth below is an analysis of the Company's provision for loan losses.

                         Summary of Loan Loss Experience
                            And Loan Loss Provisions


                                                          1998                      1997
                                                  ---------------------      -------------------
Beginning loan loss reserve                       $             624,740     $            334,740
Charge-offs:

     Commercial                                                       0                        0
     Real Estate:
        Construction                                                  0                        0
        Commercial                                              122,489                        0
        Other Mortgages                                               0                        0
     Installment-consumer                                         4,504                        0
Recoveries:
     Commercial                                                       0                        0
     Real Estate:
        Construction                                                  0                        0
        Commercial                                                    0                        0
        Other Mortgages                                               0                        0
     Installment-consumer                                             0                        0
                                                                -------                 --------
Net charge-offs                                   $             126,993      $                0
Additions charged to operations                                  65,000                  290,000
                                                                -------                 --------
Balance at end of period                          $             562,747      $          624,740
                                                                =======                 ========

Ratio of net charge-offs during the period to
average loans outstanding during the period                       0.26%                     0.0%


Noninterest Income. Total noninterest income (excluding gains and losses on the sale of securities) was $289,859 for fiscal 1998 compared to $158,495 for fiscal 1997, an increase of $131,364 or 83%. Total noninterest income consisted of service charges on deposit accounts, merchant credit card processing services, commission income generated by the investment center and gains on the sale of securities. Fee income generation from real estate loans sold in the secondary market accounted for the majority of this increase.

Noninterest Expenses. Total noninterest expenses consisted primarily of salaries and benefits, occupancy and equipment expenses, data processing fees, marketing expenses, professional fees and other expenses. Noninterest expenses for fiscal 1998 were $2,137,760 compared to $1,944,782 for fiscal 1997, an increase of $192,978 or 10%. The primary increase came in the area of salaries and benefits which increased by $108,392 or 11%. Occupancy and equipment expenses increased by $34,716 or 10% and all other noninterest expenses increased by $49,870 or 9% primarily due to an increase in professional and data processing fees.

In fiscal 1998, the Bank's FDIC premiums were assessed at $6,643 as required by federal law.

Selected Financial Ratios. Set forth below are selected financial ratios of the Company for fiscal 1998 and fiscal 1997:

                                                     1998            1997
                                                     ----            ----
      Return on average assets                       0.51%            0.08%
      Return on average equity                       5.60%            0.70%
      Dividend payout ratio on common stock        208.30%           None
      Average equity to average assets               9.02%           11.98%

Provision for Income Taxes. A tax benefit of $200,000 was recognized in fiscal 1998 resulting from a net operating loss carryforward, which will be utilized to reduce taxable income in future periods.

Comparison of Operating Results for the Years Ended December 31, 1997 and December 31, 1996.

Net Income. During the fiscal year ended December 31, 1997, the Company reported a profit of $41,633 or $.05 per diluted share compared to a net loss of $1,271,070 or $1.52 per diluted share for fiscal 1996. Although a loss in the second year of operation was anticipated for a new banking venture, it is noteworthy to indicate that the modest profit in 1997 resulted even after a loan loss provision of $290,000.

Interest Income. Total interest income for the year ended December 31, 1997 increased to $3,706,879 from $1,564,422 for the year ended December 31, 1996, an increase of $2,142,457. This increase was primarily the result of greater average outstanding balances in earning assets and improved yields. The Company's earning assets grew by $21,850,503 or 90% in fiscal 1997 while the yield on total earning assets improved by 1.60%, from 6.43% to 8.03%. Interest income consisted primarily of interest on loans (including loan fees), federal funds sold, securities and interest-bearing deposits at other financial institutions.

Interest Expense. Interest expense increased to $2,126,065 in fiscal 1997 from $1,025,524 in fiscal 1996, an increase of $1,100,541. Interest expense primarily represents interest paid to depositors. The increase in expense was due to greater average outstanding balances in interest bearing liabilities, primarily deposits. The yield on interest bearing liabilities decreased by .17% from 5.14% in 1996 to 4.97% in 1997.

Set forth below is a summary of the Company's average deposits and interest paid on such deposits during fiscal 1997 and fiscal 1996.


                                        1997                  Rate Paid               1996               Rate Paid
                                  --------------------     ---------------     ------------------     ---------------
Non interest-bearing demand                 $4,363,342                  --             $2,086,618                 ---
Interest-bearing demand                        827,094               1.76%                444,072               1.76%
Money market demand                         18,266,062               5.27%              8,316,058               5.69%
Savings deposits                               827,824               2.93%                326,895               2.89%
Time deposits                               18,506,746               6.07%              8,763,340               6.11%
Purchased funds                                  9,603               6.12%                      0               0.00%
                                           -----------               -----            -----------               -----
     Total deposits                        $42,800,671               4.97%            $19,936,983               5.14%
                                           ===========               =====            ===========               =====


Net Interest Income. Net interest income rose from $538,898 for the year ended December 31, 1996 to $1,580,814 for the year ended December 31, 1997, an increase of $1,041,916 or 193%. Net interest income represents the difference between interest income earned on earning assets and interest expense paid on interest bearing liabilities.

The following table sets forth an analysis of the interest rates and interest differential of the Company's earning assets, which earn interest income, and interest bearing liabilities, which accrue interest expense, for fiscal 1996 and fiscal 1997. The interest margin increased to 3.42% in 1997 from 2.22% in 1996 as the average cost on interest bearing liabilities declined and the average yield on total earning assets improved.

                                                                        Average Balance Sheet and
                                                                     Analysis of Net Interest Income

                                                                        Year Ended December 31,

                                                              1997                                              1996

                                           Average          Related         Yield            Average          Related        Yield
                                           Balance          Interest        Rate             Balance          Interest       Rate
                                       ----------------  --------------  -----------     ----------------  --------------  ---------
Earning assets:
    Time deposits in bank             $      177,939          15,740        8.85%        $     680,715          37,226       5.47%
    Investments (taxable)                  9,439,985         546,627        5.79%            5,171,489         289,707       5.60%
    Funds sold                             3,556,986         195,211        5.49%           11,642,626         614,803       5.28%
    Loans (a)                             33,004,074       2,949,301        8.94%            6,833,651         622,686       9.11%
                                          ----------       ---------        ----             ---------         -------       ----

        Total Earning assets          $   46,178,984       3,706,879        8.03%        $  24,328,481       1,564,422       6.43%
                                          ==========       =========        ====            ==========       =========       ====

Interest-bearing liabilities:
    NOW accounts                      $      827,094          14,547        1.76%        $     444,072           7,818       1.76%
    Savings accounts                         827,824          24,285        2.93%              326,895           9,460       2.89%
    Money market accounts                 18,266,062         963,322        5.27%            8,316,058         472,769       5.69%
    Time deposits                         18,506,746       1,123,323        6.07%            8,763,340         535,477       6.11%
    Purchased funds                            9,603             588        6.12%                    0               0       0.00%
                                          ----------       ---------        ----            ----------       ---------       ----
      Total Interest-bearing liabs    $   38,437,329       2,126,065        5.53%        $  17,850,365       1,025,524       5.75%
                                          ==========       =========        ====            ==========       =========       ====


Interest spread (b)                                    $   1,580,814        2.50%                           $  538,898       0.68%
                                                           =========        ====                               =======       ====

Interest margin (c)                                    $   1,580,814        3.42%                           $  538,898       2.22%
                                                           =========        ====                               =======       ====

----------
(a) No loans have been placed on nonaccrual.  Loan interest  income includes net loan fees.

(b) The interest spread is the difference between the yield on earning assets and the yield on interest-bearing liabilities.

(c) The interest margin is the net interest income divided by total earning assets.


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




                                                                       Rate/Volume Analysis of Net Interest Income
                                                                               Year Ended December 31, 1997
                                                                                       Compared to
                                                                               Year Ended December 31, 1996
                                                       ---------------------------------------------------------------------------
                                                                                       Increase (Decrease) Due To
                                                       ---------------------------------------------------------------------------
                                                             Volume                Rate             Rate/Volume           Net
                                                       ------------------   ------------------   ---------------    --------------
Earning assets:
       Time deposits in bank                           $         (27,495)   $           22,988   $       (16,979)   $      (21,486)
       Investments(taxable)                                       239,121                9,751             8,048           256,920
       Funds sold                                               (426,972)               24,156           (16,776)         (419,592)
       Loans                                                    2,384,663             (12,019)           (46,029)        2,326,615
                                                       ------------------   ------------------   ---------------    --------------
             Total Earning assets                      $        2,169,317   $           44,876   $       (71,736)   $    2,142,457
                                                       ==================   ==================   ===============    ==============

Interest-bearing liabilities:
       NOW accounts                                    $            6,743   $              (8)   $            (7)   $        6,729
       Savings accounts                                            14,496                  130               199            14,825
       Money market accounts                                      565,659             (34,194)           (40,912)          490,553
       Time deposits                                              595,363              (3,560)            (3,958)          587,845
       Purchased funds                                                  0                    0               588               588
                                                       ------------------   ------------------   ---------------    --------------
             Total interest-bearing liabilities        $        1,182,262   $         (37,632)   $       (44,090)   $    1,100,541
                                                       ------------------   ------------------   ---------------    --------------
             Net change in net interest income         $         987,056    $          82,507    $       (27,646)   $    1,041,916
                                                       ==================   ==================   ===============    ==============

Provision for Loan Losses. The provision for loan losses is based on management's evaluation of factors such as the local and national economy and the risk associated with the loans in the portfolio. The Company's reserve for loan losses was $624,740 at December 31, 1997 compared to $334,740 at December 31, 1996. Of the provision, $290,000 was charged against earnings in 1997 and $325,740 was charged against earnings in 1996. As of December 31, 1997, the Company's loan loss reserve was 1.37% of outstanding loans compared to 1.81% at December 31, 1996. Set forth below is an analysis of the Company's provision for loan losses.

                         Summary of Loan Loss Experience
                            And Loan Loss Provisions


                                           1997                    1996
                                    -------------------     ------------------
Beginning loan loss reserve                  $  334,740             $    9,000
Charge-offs:
           Commercial                                 0                      0
     Real Estate:
           Construction                               0                      0
           Commercial                                 0                      0
           Other Mortgages                            0                      0
           Installment-consumer                       0                      0
Recoveries:
           Commercial                                 0                      0
     Real Estate:
           Construction                               0                      0
           Commercial                                 0                      0
           Other Mortgages                            0                      0
           Installment-consumer                       0                      0
                                            -----------            -----------
Net Charge-offs                                       0                      0
Additions  charged to operations                290,000                325,740
                                            -----------            -----------
Balance at end of period                     $  624,740             $  334,740
                                            ===========            ===========

For each year ending December 31, the determination of the additions to loan loss reserve charged to operating expenses was based on an evaluation of the loan portfolio, current domestic economic conditions, and other factors.

Noninterest Income. Total noninterest income was $729,877 for fiscal 1997 compared to $72,157 for fiscal 1996, an increase of $657,720 or 912%. Total noninterest income consisted of service charges on deposit accounts, merchant credit card processing services, commission income generated by the investment center and gains on the sale of securities. The increased noninterest income for fiscal 1997 was in large part due to a gain of $571,382 from the sale of securities.

Noninterest Expense. Total noninterest expenses consisted primarily of salaries and benefits, occupancy and equipment expenses, data processing fees, marketing expenses, professional fees and other expenses. Total noninterest expenses for fiscal 1997 were $1,944,782 compared to $1,555,451 for fiscal 1996, an increase of $389,331 or 25.0%. The primary increase came in the area of salaries and benefits which increased by $301,760 or 42%. This increase occurred primarily as a result of the addition of a commercial lender, two new retail banking officers, staffing the new drive-up facility and the president drawing a full year's salary. Occupancy and equipment expenses increased by $57,739 or 19% and other expenses increased by $29,832 or 6% primarily due to the opening of the drive-thru branch.

In fiscal 1997, the Bank's FDIC premiums were assessed at $3,263 as required by federal law.

Selected Financial Ratios. Set forth below are selected financial ratios of the Company for fiscal 1997 and fiscal 1996:

                                                      1997           1996
                                                      ----           ----
        Return on average assets                      0.08%          -4.81%
        Return on average equity                      0.70%         -19.97%
        Dividend payout ratio on common stock         None           None
        Average equity to average assets              11.98%         24.06%


Financial Condition

Total Assets. The Company reported total assets of $71,335,535 at December 31, 1998, an increase of $6,231,838 or 10% from December 31, 1997.

Cash and Cash Equivalents. Cash and due from banks was $2,741,672 at December 31, 1998 compared to $2,671,050 at December 31, 1997 and represents cash maintained at the Bank and funds that the Bank and the Company have deposited in other financial institutions. The Bank reported $12,525,000 of federal funds sold on December 31, 1998 and $7,994,000 on December 31, 1997, which are inter-bank funds with daily liquidity. The Bank's loan-to-deposit funds ratio prior to loan loss reserve on December 31, 1998 was 76% compared to 78% on December 31, 1997.

Investment  Securities.   The  Company's  investment  portfolio  decreased  from
$5,127,501  as of December  31,  1997 to  $2,365,619  at December  31, 1998 as a
result of maturing securities. The proceeds of the maturing securities were placed in federal funds. A portion of the securities in the Company's investment portfolio was originally purchased with the intent to hold the securities until they mature. Another portion was placed in the available for sale category as the securities may be liquidated to provide cash for operating or financing purposes. The book values of (i) U.S. Treasuries and (ii) U.S. Government agencies and corporate securities as of December 31, 1998 and December 31, 1997 were $2,251,819 and $5,004,501 respectively.

The following table summarizes the maturity dates of those securities as of December 31, 1998.

                                                          Investment Portfolio
                                                           Repricing Schedule


                                                                   After 1 year
                                                                     through 5
                                              1 Year or less           years               Total
                                              ---------------     ---------------     --------------
Available for Sale Securities:
    U. S. Treasury and other U. S.
       Govt. agencies and
       corporations                          $        250,078    $        251,406    $       501,484
         Weighted average yield                         7.25%               7.06%              6.04%
    Corporate Securities                              113,800                   0            113,800
         Weighted average yield                         0.00%               0.00%              0.00%

    Total Available For Sale                 $        363,878    $        251,406    $       615,284
                                              ---------------     ---------------     --------------
         Weighted Avg. Yield of Total                   3.46%               7.06%              4.92%

Held to Maturity Securities:
    U. S. Treasury and other U. S.
      Govt. agencies and corporations        $        251,110    $      1,499,225    $     1,750,335
         Weighted average yield                         7.25%               6.89%              6.94%

    Total Held to Maturity                   $        251,110    $      1,499,225    $     1,750,335
                                              ---------------     ---------------     --------------
         Weighted Avg. Yield of Total                   7.25%               6.89%              6.94%


Total Securities                             $        614,988    $      1,750,631    $     2,365,619
                                                      =======       =============          =========
         Weighted Avg. Yield of Total                   5.00%               6.91%              6.42%

None of the securities listed in the above table matures after five years. Amortized costs and fair values of available for sale securities are discussed in Notes C and D respectively, to the Company's Consolidated Financial Statements.

Loans. Loans prior to the allowance for loan losses increased from $45,557,771 at December 31, 1997 to $48,869,077 at December 31, 1998, an increase of $3,311,306 or 7%. In addition to the $48,869,077 in loans outstanding that the Bank reported on December 31, 1998, the Bank had unfunded loan commitments of $13,564,868. Also, during fiscal year 1998 the Bank originated $15,632,460 in mortgage loans sold in the secondary market compared to $4,101,128 secondary market loans originated in 1997.

The following table summarizes the distribution of the Company's loans at December 31, 1998 and December 31, 1997.



                                              Loan Portfolio Composition
                                                     December 31,
                                          ----------------------------------
                                              1998                    1997
                                          ----------------------------------

     Commercial                           $10,011,324          $ 14,158,697
     Real Estate:
        Construction                        3,592,246             4,640,119
        Commercial                         21,033,369            13,474,318
        Residential                         9,854,421            10,176,097
     Installment and Consumer               4,377,717             3,108,540
                                          -----------           -----------
                          Total Loans     $48,869,077           $45,557,771
                                          ===========           ===========

The following table summarizes the maturities of the Company's loan portfolio at
December  31,  1998   (excluding   residential,   real   estate,   consumer  and
installment).



                                                       Loan Maturities
                             ---------------------------------------------------------------------
                                  1 year            After 1            After 5
                                  or less       through 5 years         years            Total
                             ---------------------------------------------------------------------

  Commercial                 $  12,791,109    $  16,642,901        $  1,610,683    $  31,044,693
  Real estate-construction       3,089,788          170,930             331,528        3,592,246
                                 ---------          -------             -------        ---------
                Total        $  15,880,897    $  16,813,831        $  1,942,211    $  34,636,939
                                ==========       ==========           =========       ==========

The following table summarizes the sensitivity of Company's loan portfolio to interest rate changes by fixed and adjustable-rate loans due after one year at December 31, 1998 (excluding residential, real estate, consumer and installment).



                                    Amount of Loans Due After One Year With
                              --------------------------------------------------
                                Predetermined   Floating or adj.
                                    rates        interest rates         Total
                              --------------------------------------------------

  Commercial                  $ 14,762,091      $  3,491,493       $  18,253,584
  Real estate-construction         502,458                 0             502,458
                                ----------                 -          ----------
                Total         $ 15,264,549      $  3,491,493       $  18,756,042
                                ==========         =========          ==========


Non-Performing Assets. The Bank undertakes a continuous loan review process to promote early identification of credit quality problems in its loan portfolio and to ensure compliance with its loan policy and documentation. Any past due loans and identified problem loans are reviewed with the Board of Directors of the Bank on a monthly basis. An outside consulting firm assisted the Bank in its loan review function in fiscal 1998.

The Bank assigns an internal loan rating to its commercial loans based upon an internally developed rating system. The Bank uses five classifications of assets, three of which relate to problem assets: Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by a possibility that the Bank could sustain some loss if the deficiencies are not corrected. Doubtful assets exhibit the same weaknesses as Substandard assets, coupled with the higher possibility of loss because collection or liquidation in full is questionable in light of current existing information, conditions and values. An asset classified as Loss is considered uncollectible and of such limited value that continuance as an asset of the Bank is not warranted. Assets classified as Substandard or Doubtful require the Bank to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as Loss, the Bank must either establish specific allowances for loan losses of 100% of the portion of the asset classified Loss, or charge-off such amount. On the basis of the most recent comprehensive loan review conducted in the first quarter of 1999, $25,000 was classified as Doubtful and $1.5 million was classified as Substandard. There were no loans classified as Loss. Of the assets classified, approximately $493,000 were on non-accrual status. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the collectibility of the loan.

Each of the loans which becomes contractually past due 90 days or more as to principal or interest payments will be reviewed by management and reported to the Loan Committee of the Board of Directors of the Bank. These loans would then be placed on a non-accrual status.

As of December 31, 1998, management was not aware of any significant loans, group of loans or segments of the loan portfolio not included above, where there were serious doubts as to the ability of the borrowers to comply with the loan payment terms.

The following table summarizes the Company's nonperforming loans as of December 31, 1998 and December 31, 1997.


                                                         December 31,
                                               -------------------------------
                                                    1998            1997
                                               -------------------------------

    Non-accrual Loans                            $  492,540       $     0
    Accruing Loans, Past Due 90 Days+ (1)        $        0       $     0
    Restructured Loans (2)                       $        0       $     0

    (1) Loans are generally placed in non-accrual when contractually past due 90 days or more.
    (2) There were no restructured loans for each of the presented years.


For fiscal 1998 and fiscal 1997 the gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms was $27,585 and $0, respectively, none of which was recognized. The amount of interest income on non-accruing loans that was included in net income for fiscal 1998 was $64,157 and $0 for fiscal 1997.

Allowance for Loan Losses. The Company's allowance for estimated loan losses was $562,747, or 1.15% of loans at December 31, 1998 compared to $624,740, or 1.37%
of loans at December 31, 1997. See "Comparison of Operating Results for the Years Ended December 31, 1998 and December 31, 1997 - Provision for Loan Losses."

Management believes that the majority of risk in the Bank's loan portfolio lies in commercial loans, which include commercial real estate and construction loans. Accordingly, the Bank has allocated $255,595 (or 45% of the reserve for loan losses) to these loans, which comprise about 71% of the loan portfolio. The Bank has allocated $9,080 (or approximately 2% of the reserve for loan losses) to residential mortgages, which comprise about 20% of the loan portfolio. Consumer loans comprise about 9% of the loan portfolio, and $38,839 (or about 7% of the reserve for loan losses) is allocated to consumer loans. The Bank has allocated $6,782 of the reserve for loan losses to unfunded loan commitments, which total approximately $13,564,867. The balance of the reserve for loan losses of $252,451 is unallocated.

Other  Assets.  The  Company's  office  building,   leasehold  improvements  and
equipment less accumulated depreciation and amortization decreased to $1,376,660 at December 31, 1998 from $1,403,082 at December 31, 1997.

On December 31, 1998, the Bank had $1,297,835 in Other Real Estate Owned which is represented by 19 fully improved residential lots and 2 partially completed model homes. The Bank purchased these real estate assets from the bankruptcy court in fiscal 1997 after the Bank's borrower filed for bankruptcy. The Bank has a contract for the exclusive build-out of those lots by an area builder. All of this real estate has been placed for sale. The Bank holds executed offers to purchase on the 2 models that will produce proceeds of approximately $419,400. The Bank anticipates the remaining parcels of land will be liquidated over the next 18 months.

Accrued interest receivable on loans and other assets increased to $663,617 at December 31, 1998 compared to $495,109 at December 31, 1997.

Deposits. The Bank experienced significant deposit growth during fiscal 1998. Total deposits increased by $6,035,231 from $58,487,625 as of December 31, 1997 to $64,522,856 on December 31, 1998.

As of December 31, 1998, time deposits over $100,000 represented 6.36% of total deposits. Set forth below is a schedule of the maturities as of December 31, 1998 for the Company's time deposits of $100,000 or more.

                                 Time Deposits of $100,000 or more
                                          Maturity Schedule


                            3 mos.      Over 3 mos.  Over 6 mos.
                            or less     thru 6 mos.  thru 12 mos.  Over 12 mos.

Certificates of Deposit    $  719,651  $   408,160   $  2,975,965   $       0

Other Liabilities. Accrued interest payable and other liabilities of $614,535 at December 31, 1998 compared to $752,772 at December 31, 1997 were made up of accrued interest payable on deposit accounts and accounts payable.

Liquidity. For banks, liquidity generally represents the ability to meet withdrawals from deposits and the funding of loans. The assets that provide liquidity are cash, federal funds sold and short-term loans and securities. Liquidity needs are influenced by economic conditions, interest rates and competition. Management believes that current liquidity levels are sufficient to meet future demands. Management believes the current liquidity position of the Bank allows it opportunity to expand the Bank's loan portfolio and account for any deposit withdrawals which may occur. As of December 31, 1998 the Bank had $15,884,605, primarily in federal funds, available to meet future demands.

Capital Resources. The Bank's most recent notification as of February 4, 1998 from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain the minimum total risk-based, Tier I risk-based, and leverage ratios as set forth in "Description of Business--Supervision and Regulation." There have been no conditions or events since these notifications that management believes will change the Bank's classification. See Note R to the Company's Consolidated Financial Statements.

The Company has made a commitment to the Federal Reserve Bank of Chicago that it will not incur any debt until December 7, 2000, without prior approval from the Federal Reserve System. The Bank has met its commitment to the FDIC that it would maintain a Tier I capital to total asset ratio of not less than 8% for its first three years of operations, which ended in December 1998.

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

The Company currently does not expect to experience any material fluctuations in its net interest income in the short term as a consequence of changes in interest rates.

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


The following table summarizes the repricing opportunities as of December 31, 1998 for each major category of interest-bearing asset and interest-bearing liability:

                                               Interest Rate-Sensitive Assets
                                                       and Liabilities
                                                       (In thousands)


                                               0-89       90-179     180-359     360+
                                               Days        Days       Days       Days       Total
                       Investments        $       365        0        252       1,749    $   2,366
                             Loans        $    24,238    5,667     14,403       4,561    $  48,869
--------------------------------------------------------------------------------------------------
       Total Rate Sensitive Assets        $    24,603    5,667     14,655       6,310    $  51,235
     Rate Sensitive Liabilities (1)       $    41,103    3,147      9,888       1,833    $  55,971
--------------------------------------------------------------------------------------------------
                               GAP        $  (16,500)    2,520      4,767       4,477
                    Cumulative GAP        $  (16,500) (13,980)    (9,213)      (4,736)
GAP/Rate Sensitive Assets                     (59.9%)  (46.2%)    (20.5%)      (9.2%)


    (1) Savings, NOW, and Money Market Demand Deposits are considered as immediately repricable.


The larger negative Gap position of the Company in the 0-89 day time frame was a result of maturing Certificates of Deposit shifting into the more liquid Money Market accounts due to a general decline in market interest rates.


Impact of Inflation and Changing Prices

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

Year 2000 Impact

Existing computer programs generally recognize dates and perform calculations by using only the last two digits of any given year. These computer programs may not recognize a year that begins with "20" instead of "19." As a result, the functions of computer software, hardware and embedded systems at many businesses, including the Bank, may experience failures or produce incorrect results when the calendar changes to January 1, 2000. Systems failures or miscalculations at the Bank or the Bank's vendors or customers may result in disruption of operations, including a failure to process information and/or a reduced likelihood of collecting loan payments on a timely basis.

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

The Bank has completed testing or received manufacturer certification of Y2K compliance with respect to 100% of its internal hardware and embedded systems. All such systems appear to be Y2K compliant. The Bank spent approximately $1,500 on testing these systems to date and does not expect to incur additional costs in testing internal computer hardware or embedded systems.

The following chart displays the current status of the Bank's mission-critical software with respect to assessing Y2K compliance.



                                        Vendor-
 Internal Mission-critical Software   certified
          Category                    Compliant?  Status of Testing/Replacement
------------------------------------  ---------- ------------------------------
Operating systems                         Yes    Testing complete-satisfactory
Banking platform applications             Yes    Testing Phase 1 complete -
                                                 satisfactory Phase 2 - in
                                                 process - satisfactory to date
On-line PC banking                        Yes    Testing in process -
                                                 satisfactory
Telephone banking                          No    Replacement installation in
                                                 process
Loan documentation                        Yes    Replacement configuration in
                                                 process
Document management                       Yes    Testing complete - satisfactory
Contact management                        Yes    Testing complete - satisfactory
General office applications               Yes    Testing complete - satisfactory
Data warehousing                          Yes    Testing complete - satisfactory

All the systems are vendor-certified compliant except for the telephone banking system. This system is in the process of being upgraded to a Y2K compliant version. The hardware is in place and the conversion is expected to be completed by April 1, 1999. This conversion is being done at no cost to the Bank.

The remaining systems have all been successfully tested for Y2K readiness, except for the loan documentation system. This system is being configured and should be operational by the end of April, 1999. Both the current loan documentation system and its replacement have been certified Y2K ready by the vendor.

The platform banking system went through a series of tests in May of 1998 and passed successfully. Because of the critical nature of these systems, the Bank is currently undertaking a second round of testing of this software.

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

Y2K Risks. The most significant Y2K risks to the Bank are associated with the potential non-compliance of its third-party vendors who provide mission-critical services. Since the Bank outsources most of its information processing to third-party vendors, such a failure could result in higher operating costs, increased staffing needs or the inability to provide needed services to customers. Likewise, the failure of those vendors providing critical infrastructure services, specifically, power and communications, could result in temporary operational difficulties at the bank.

Y2K failures of the Bank's significant commercial customers could result in the inability of those customers to make timely payments on loans, potentially resulting in a loss of revenue, adjustments to the Bank's loan loss reserves, reduced deposit balances or increased cash requirements.

Another area of risk to the Bank lies with consumer deposit behavior. If a significant number of customers were to withdraw substantial amounts of deposits, the Bank could face a shortage of liquid assets. Management currently intends to maintain additional levels of cash on hand to meet potential demands, and expects to be able to meet such cash demands satisfactorily.


The Bank does not anticipate material failures of its embedded systems, since virtually none of these systems rely on date- based control systems.

Contingency Plans. The Bank is currently developing contingency plans to deal with potential business interruptions caused by Y2K non-compliance of its vendors, customers or internal systems. These plans address a wide range of potential problems. The Bank's plan is about 80% complete, and should be 100% complete sometime in the second quarter of 1999.

Although the Bank has taken many steps to ensure that Y2K will not adversely impact its results of operations or financial condition, there can be no assurance that it will not have such an effect. Whether the Bank will experience adverse effects as a result of Y2K will depend on certain risks and factors including risks associated with (i) Y2K readiness of the vendors who supply the Bank with critical information processing, credit delivery and other services;
(ii) Y2K readiness of the Bank's key commercial customers; (iii) unanticipated expenses associated with ongoing assessment or remediation of potential internal Y2K problems which could affect the Bank's operations; (iv) the potential inadequacy or failure of the testing procedures used by the Bank in performing its internal Y2K assessments; (v) the inaccuracy of Y2K compliance certification received by the Bank from certain outside vendors regarding those vendors' systems which are used by the Bank; and (vi) the failure of the Bank to design adequate contingency plans in the event of internal or external Y2K non-compliance.





          DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
                              Average Balance Sheet

                                                              1998                     1997
                                                      --------------------    -----------------------
 Cash and due from banks                               $     1,913,542        $         1,411,013
 Federal funds sold and securities purchased under           7,721,729                  3,556,986
 agreement to resell
 Interest-bearing deposits in other banks                       56,955                     72,096
 Investment securities:
     U.S. Treasury agency and other                          3,690,491                  9,439,985
     Unrealized Gain (Loss) on securities
 Loans:
     Real estate mortgages                                  12,264,601                  8,527,547
     Consumer-net                                            3,684,486                  2,094,599
     Commercial and other                                   33,022,799                 22,381,928
                                                            ----------                 ----------
          Total                                             48,971,886                 33,004,074
     Less allowance for loan losses                          (544,812)                   (335,534)
                                                            ----------                 ----------
          Net loans                                         48,427,074                 32,668,540
 Investment in subsidiary                                            0
 Fixed assets                                                1,364,536                  1,475,555
 Other real estate owned                                     1,461,638                    416,353
 Other assets                                                  942,182                    389,910
                                                            ----------                 ----------
          Total assets                                 $    65,578,147        $        49,430,438
                                                            ==========                 ==========
 Interest-bearing deposits:
     NOW accounts                                      $     1,454,223        $           827,094
     Savings accounts                                        1,258,761                    827,824
     Money Market deposit accounts                          24,363,265                 18,266,062
     Time deposits                                          25,075,721                 18,506,746
                                                            ----------                 ----------
          Total interest-bearing deposits                   52,151,970                 38,427,726
     Demand deposits                                         6,489,825                  4,363,343
                                                            ----------                 ----------
           Total deposits                                   58,641,795                 42,791,069
 Other liabilities                                           1,021,300                    714,924
                                                            ----------                 ----------
           Total liabilities                                59,663,095                 43,505,993
 Equity capital                                              5,915,052                  5,919,445
                                                            ----------                 ----------
           Total liabilities and capital               $    65,578,147        $        49,425,438
                                                            ==========                 ==========

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
RidgeStone Financial Services, Inc.
Brookfield, Wisconsin

We have audited the accompanying consolidated balance sheets of RidgeStone Financial Services, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 1998, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RidgeStone Financial Services, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

                                             VIRCHOW, KRAUSE & COMPANY, LLP
                                             /s/Virchow, Krause & Company, LLP

Brookfield, Wisconsin
January 29, 1999



RIDGESTONE FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 1998 and 1997
----------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                 1998               1997
-------------------------------------------------------------------------------- ------------------ ------------------
   Cash and due from banks (Note B)                                              $     2,741,672    $     2,671,050
   Interest-bearing deposits in banks                                                      2,649              4,185
   Federal funds sold                                                                 12,525,000          7,994,000
   Available for sale securities stated at fair value (Note C)                           615,284            874,406
   Held to maturity securities, fair value of $1,780,700 and $4,298,356 in
      1998 and 1997 respectively (Note D)                                              1,750,335          4,253,095
   Loans, less allowance for loan losses of $562,747 and $624,740 in 1998 and
      1997 respectively (Notes E, F and O)                                            48,306,330         44,933,031
   Mortgage loans held for sale                                                          259,000            701,250
   Office building, leasehold improvements and equipment, net (Note G)                 1,376,660          1,403,082
   Other real estate                                                                   1,297,835          1,774,489
   Cash surrender value of life insurance (Note L)                                     1,797,153                  -
   Accrued interest receivable and other assets (Note J)                                 663,617            495,109
                                                                                 ------------------ ------------------
         Total assets                                                            $    71,335,535    $    65,103,697
                                                                                 ================== ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------
Liabilities:
   Deposits: (Note H)
      Demand                                                                     $     8,552,053    $     7,296,264
      Savings and NOW accounts                                                        34,013,384         28,221,885
      Other Time                                                                      21,957,419         22,969,476
                                                                                 ------------------ ------------------
         Total deposits                                                               64,522,856         58,487,625
   Accrued interest payable and other liabilities (Note J)                               614,535            752,772
                                                                                 ------------------ ------------------
         Total liabilities                                                            65,137,391         59,240,397
                                                                                 ------------------ ------------------
Commitments and contingencies (Notes M, N and S)

Stockholders' equity: (Note P)
   Preferred stock, no par value; 2,000,000 and -0- shares authorized in 1998
      and 1997 respectively, no shares issued and outstanding                                  -                  -
   Common stock, no par value; 10,000,000 and 1,000,000 shares authorized in
      1998 and 1997 respectively, 876,492 and 834,340 shares issued and
      outstanding in 1998 and 1997 respectively                                        8,417,117          8,411,732
   Retained deficit (Notes Q, R and S)                                                (2,196,449)        (2,527,826)
                                                                                 ------------------ ------------------
                                                                                       6,220,668          5,883,906
   Accumulated other comprehensive loss                                                  (22,524)           (20,606)
                                                                                 ------------------ ------------------
         Total stockholders' equity                                                    6,198,144          5,863,300
                                                                                 ------------------ ------------------
         Total liabilities and stockholders' equity                              $    71,335,535    $    65,103,697
                                                                                 ================== ==================

See Notes to Consolidated Financial Statements.



RIDGESTONE FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 1998, 1997 and 1996
----------------------------------------------------------------------------------------------------------------------
                                                                       1998              1997             1996
                                                                 ----------------- ----------------- -----------------
Interest income:
   Interest on fees and loans (Note E)                           $  4,284,718       $ 2,949,301       $     622,686
   Interest on securities - taxable                                   237,396           546,627             289,707
   Interest on federal funds sold                                     411,276           195,211             614,803
   Interest on deposits in banks                                        7,553            15,740              37,226
                                                                 ----------------- ----------------- -----------------
      Total interest income                                         4,940,943         3,706,879           1,564,422
                                                                 ----------------- ----------------- -----------------
Interest expense:
   Interest on deposits (Note H)                                    2,881,181         2,125,477           1,025,524
   Interest on federal funds purchased                                      -               588                   -
                                                                 ----------------- ----------------- -----------------
      Total interest expense                                        2,881,181         2,126,065           1,025,524
                                                                 ----------------- ----------------- -----------------
      Net interest income before provision for loan losses          2,059,762         1,580,814             538,898
Provision for loan losses (Note F)                                     65,000           290,000             325,740
                                                                 ----------------- ----------------- -----------------
      Net interest income after provision for loan losses           1,994,762         1,290,814             213,158
                                                                 ----------------- ----------------- -----------------
Noninterest income:
   Service charges on deposit accounts                                 40,532            24,418               7,829
   Secondary market loan fees                                         153,275            32,932              19,302
   Gain (loss) on sale of securities, net (Note C)                     (7,687)          571,382              22,500
   Other                                                               96,052           101,145              22,526
                                                                 ----------------- ----------------- -----------------
      Total noninterest income                                        282,172           729,877              72,157
                                                                 ----------------- ----------------- -----------------
Noninterest expenses:
   Salaries and employee benefits (Notes K and L)                   1,129,696         1,021,304             719,544
   Occupancy expenses (Notes G and M)                                 260,134           205,833             130,901
   Equipment expenses (Note G)                                        130,922           150,507             167,700
   Professional fees                                                  169,483           137,767              92,889
   Data processing fees                                               104,626            91,346              80,632
   Other                                                              342,899           338,025             363,785
                                                                 ----------------- ----------------- -----------------
         Total noninterest expenses                                 2,137,760         1,944,782           1,555,451
                                                                 ----------------- ----------------- -----------------
         Income (loss) before income taxes                            139,174            75,909          (1,270,136)
Less applicable income taxes (benefits) (Note J)                     (192,203)           34,276                 934
                                                                 ----------------- ----------------- -----------------
      Net income (loss)                                          $    331,377      $     41,633      $   (1,271,070)
                                                                 ================= ================= =================
      Earnings (loss) per share:
             Basic                                               $       0.38      $       0.05      $        (1.52)
                                                                 ================= ================= =================
             Diluted                                             $       0.37      $       0.05      $        (1.52)
                                                                 ================= ================= =================
      Weighted average shares outstanding                             876,239           834,340             834,340
                                                                 ================= ================= =================

See Notes to Consolidated Financial Statements.



RIDGESTONE FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended December 31, 1998, 1997 and 1996
----------------------------------------------------------------------------------------------------------------------
                                                                                       Accumulated
                                                                                          other
                                                      Common           Retained       comprehensive
                                                       stock           earnings       income (loss)        Total
                                                  ----------------------------------- --------------------------------

Balances, December 31,1995                        $  7,721,399     $   (608,056)     $          -      $  7,113,343
                                                                                                       ---------------
   Comprehensive income (loss):
      Net loss                                               -       (1,271,070)                -        (1,271,070)
      Change in net unrealized gain (loss) on
        available for sale securities, net of
        reclassification adjustment and tax
        effect                                               -                -            25,732            25,732
                                                                                                       ---------------
          Total comprehensive income (loss)                                                              (1,245,338)
                                                  -------------------------------------------------------------------

Balances, December 31, 1996                          7,721,399       (1,879,126)           25,732         5,868,005
                                                                                                       ---------------
   Comprehensive income (loss):
      Net Income                                             -           41,633                 -            41,633
      Change in net unrealized gain (loss) on
        available for sale securities, net of
        reclassification adjustment and tax
        effect                                               -                -           (46,338)          (46,338)
                                                                                                       ---------------
          Total comprehensive income (loss)                                                                  (4,705)
                                                  --------------------------------------------------------------------

Balances, December 31, 1997                          7,721,399       (1,837,493)          (20,606)        5,863,300
                                                                                                       ---------------
   Comprehensive income:
      Net income                                             -          331,377                 -           331,377
      Change in net unrealized gain (loss) on
        available for sale securities, net of
        reclassification adjustment and tax
        effect                                               -                -            (1,918)           (1,918)
                                                                                                       ---------------
          Total comprehensive income                                                                        329,459
                                                                                                       ---------------
   5% Stock dividend (Note P)                          690,333         (690,333)                -                 -
   Issuance of 437 new shares of stock for the
     exercise of stock options (Note P)                  5,385                -                 -             5,385
                                                  --------------------------------------------------------------------
Balances, December 31, 1998                       $  8,417,117     $ (2,196,449)     $    (22,524)     $  6,198,144
                                                  ================ ================= ================= ===============

See Notes to Consolidated Financial Statements.



RIDGESTONE FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 1998, 1997 and 1996
----------------------------------------------------------------------------------------------------------------------
                                                                        1998             1997              1996
                                                                  ----------------- ---------------- -----------------
Cash flows from operating activities:
   Net income (loss)                                              $    331,377      $     41,633     $ (1,271,070)
                                                                  ----------------- ---------------- -----------------
   Adjustment to reconcile  net income  (loss) to net cash
     provided by (used in) operating activities:
       Depreciation                                                    170,166           184,473          182,032
       Provision for loan losses                                        65,000           290,000          325,740
       Provision (benefit) for deferred taxes                         (202,500)                -                -
       (Gain) loss on sale of investment securities                      7,687          (571,382)         (22,500)
       Amortization and accretion of bond premiums and
         discounts - net                                                  (839)           (1,752)               -
       Amortization of organizational costs                                  -             2,120            2,275
       Net (increase) decrease in mortgage loans held for sale         442,250           143,850         (845,100)
       Net increase in cash surrender value of life insurance       (1,797,153)                -                -
       (Increase) decrease in assets:
         Interest receivable                                            36,466          (227,625)        (200,631)
         Other assets                                                   (2,474)          (21,948)           2,352
       Increase (decrease) in liabilities:
         Accrued interest                                               18,860           260,671          250,002
         Other liabilities                                            (157,097)          223,232           13,418
                                                                  ----------------- ---------------- -----------------
           Total adjustments                                        (1,419,634)          281,639         (292,412)
                                                                  ----------------- ---------------- -----------------

           Net cash provided by (used in) operating activities      (1,088,257)          323,272       (1,563,482)
                                                                  ----------------- ---------------- -----------------
Cash flows from investing activities:
   Net decrease in interest-bearing deposits in banks                    1,536           180,452        2,259,394
   Net (increase) decrease in federal funds                         (4,531,000)        5,265,000       (7,632,000)
   Purchase of available for sale securities                          (138,200)       (1,994,683)     (10,339,643)
   Proceeds from sales of available for sale securities                391,316         2,701,397        9,335,817
   Proceeds from maturities of held to maturity securities           2,500,000           750,000          500,000
   Purchase of held to maturity securities                                   -                 -       (5,505,361)
   Purchase of office building, leasehold improvements and
     equipment                                                        (143,744)          (76,333)        (636,516)
   Net expenditures on other real estate                              (186,681)       (1,125,790)               -
   Proceeds from sales of other real estate                            663,335                 -                -
   Net increase in loans                                            (3,438,299)      (27,665,473)     (17,811,227)
                                                                  ----------------- ---------------- -----------------
           Net cash used in investing activities                    (4,881,737)      (21,965,430)     (29,829,536)
                                                                  ----------------- ---------------- -----------------






RIDGESTONE FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(concluded)
Years ended December 31, 1998, 1997 and 1996
---------------------------------------------------------------------------------------------------------------
                                                                     1998            1997            1996
                                                                --------------- --------------- ---------------
Cash flows from financing activities:
    Proceeds from stock options exercised                       $       5,385   $           -   $           -
    Net increase in deposits                                        6,035,231      22,818,965      32,360,129
                                                                --------------- --------------- ---------------
           Net cash provided by financing activities                6,040,616      22,818,965      32,360,129
                                                                --------------- --------------- ---------------
           Increase in cash and due from banks                         70,622       1,176,807         967,111

Cash and due from banks:
    Beginning                                                       2,671,050       1,494,243         527,132
                                                                --------------- --------------- ---------------
    Ending                                                      $   2,741,672   $   2,671,050   $   1,494,243
                                                                =============== =============== ===============
Supplemental disclosures of cash flow information:
     Cash paid for:
       Interest                                                 $   2,862,321   $   1,865,394   $     775,522
                                                                =============== =============== ===============
       Income taxes                                             $      10,297   $      30,096   $         934
                                                                =============== =============== ===============
Supplemental schedule of non-cash investing and financing
    activities:
     Net change in unrealized gain on available for sale        $      (1,918)  $     (46,338)  $      25,732
                                                                =============== =============== ===============
    Transfer of foreclosed assets from loans to other assets    $           -   $     648,699   $           -
                                                                =============== =============== ===============

See Notes to Consolidated Financial Statements.


RIDGESTONE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

4.     Cash and cash equivalents:

For purposes of reporting cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "cash and due from banks".

The subsidiary Bank maintains amounts due from banks which, at times, may exceed federally insured limits. The subsidiary Bank has not experienced any losses in such accounts.

5.     Reclassifications:

Certain 1996 and 1997 amounts have been reclassified to conform to the 1998 presentation.

6.     Available for sale securities:

Securities classified as available for sale are those debt securities that the Company and its subsidiary Bank intend to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the subsidiary Bank's assets and liabilities, liquidity needs, regulatory capital consideration and other similar factors. Securities classified as available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

RIDGESTONE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note A.  Summary of Significant Accounting Policies (continued)

7.     Held to maturity securities:

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

8.     Loans:

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

9.     Mortgage loans held for sale:

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.
All sales are made without recourse.

10.    Allowance for loan losses:

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance for loan losses is adequate to cover probable credit losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. In accordance with Financial Accounting Standards Board Statements 5 and 114, the allowance is provided for losses that have been potentially incurred as of the balance sheet date. The allowance is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

RIDGESTONE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note A.  Summary of Significant Accounting Policies (continued)

10.    Allowance for loan losses: (continued)

In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require the subsidiary Bank to make additions to the allowance for loan losses based on their judgments of collectibility based on information available to them at the time of their examination.

11.    Office building, leasehold improvements and equipment:

Depreciable assets are stated at cost less accumulated depreciation. Provisions for depreciation are computed on straight-line and accelerated methods over the estimated useful lives of the assets, which are 39 years for office buildings and leasehold improvements and 3 to 7 years for equipment.

12.    Other real estate:

Other real estate owned, acquired through partial or total satisfaction of loans, is carried at the lower of cost or fair value less cost to sell. At the date of acquisition losses are charged to the allowance for loan losses. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate.

13.    Profit-sharing plan:

The Company has established a trusteed contributory 401(k) profit-sharing plan for qualified employees. The Company's policy is to fund contributions as accrued.

14.    Income taxes:

The Company files a consolidated federal income tax return and individual subsidiary state income tax returns. Accordingly, amounts equal to tax benefits of those companies having taxable federal losses or credits are reimbursed by the other companies that incur federal tax liabilities.

Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to the reserve for loan losses, operating loss carrryforwards and fixed assets. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

15.    Off-balance-sheet financial instruments:

In the ordinary course of business, the subsidiary Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

RIDGESTONE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note A.  Summary of Significant Accounting Policies (continued)

16.    Earnings per share data:

Earnings (loss) per common share data has been computed based upon the weighted average number of shares outstanding during the period. In the computation of diluted earnings per share, all dilutive stock options are assumed to be exercised at the beginning of each year and the proceeds are used to purchase shares of the Company's common stock at the average market price during the year.

17.    Fair value of financial instruments:

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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

       Carrying amounts approximate fair values for the following instruments:


              Cash and cash equivalents
              Federal funds sold
              Interest-bearing deposits in banks
              Accrued interest receivable
              Accrued interest payable
              Variable rate loans that reprice  frequently  where no significant change in credit risk has occurred
              Mortgage loans held for sale
              Demand deposits
              Variable rate money market accounts
              Variable  rate   certificates   of  deposit   Available  for  sale
                   securities
              Cash surrender value of life insurance

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

              Held to maturity securities

       Discounted cash flows:

       Using interest rates currently being offered on instruments with similar terms and with similar credit quality:

              All loans except variable rate loans described above Fixed rate certificates of deposit

RIDGESTONE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note A.  Summary of Significant Accounting Policies (continued)

17.    Fair value of financial instruments: (continued)

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

Note B.  Cash and Due from Banks

The Company's subsidiary Bank is required to maintain vault cash or reserve balances with Federal Reserve Banks based upon a percentage of deposits. These requirements approximated $112,000 and $58,000 at December 31, 1998 and 1997 respectively.

Note C.  Available for Sale Securities

Amortized costs and fair values of available for sale securities as of December 31, 1998 and 1997 are summarized as follows:

                                                                  December 31, 1998
                                           ----------------------------------------------------------------
                                                                Gross           Gross
                                              Amortized       unrealized      unrealized         Fair
                                                cost            gains           losses          Values
                                           ---------------- --------------- --------------- ---------------
U.S. Treasury securities                   $    249,608     $        470    $          -    $    250,078
Obligations of other U.S. government
agencies and corporations                       250,000            1,406               -         251,406
                                           ---------------- --------------- --------------- ---------------
                                                499,608            1,876               -         501,484
Equity securities                               138,200                -          24,400         113,800
                                           ---------------- --------------- --------------- ---------------
                                           $    637,808     $      1,876    $     24,400    $    615,284
                                           ================ =============== =============== ===============
                                                                  December 31, 1997
                                           ----------------------------------------------------------------
                                                                Gross           Gross
                                              Amortized       Unrealized      unrealized         Fair
                                                cost            gains           losses          Values
                                           ---------------- --------------- --------------- ---------------
U.S. Treasury securities                   $    496,009     $      2,350    $          -    $    498,359
Obligations of other U.S. government
agencies and corporations                       250,000            3,047               -         253,047
                                           ---------------- --------------- --------------- ---------------
                                                746,009            5,397               -         751,406
Equity securities                               149,003            1,000          27,003         123,000
                                           ---------------- --------------- --------------- ---------------
                                           $    895,012     $      6,397    $     27,003    $    874,406
                                           ================ =============== =============== ===============

RIDGESTONE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note C.  Available for Sale Securities (continued)

The amortized cost and fair value of available for sale securities as of December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities in other equity securities since the anticipated maturities are not readily determinable. Therefore, these securities are not included in the maturity categories in the following summary:

                                                      December 31, 1998
                                                -------------------------------
                                                  Amortized          Fair
                                                     cost           value
                                                --------------- ---------------
Due in one year or less                         $    249,608    $    250,078
Due after one year through 5 years                   250,000         251,406
                                                --------------- ---------------
                                                $    499,608    $    501,484
                                                =============== ===============

Realized gains and losses on sale of available for sale securities as of December 31, 1998, 1997 and 1996 are as follows:

                                                                             December 31,
                                                           -------------------------------------------------
                                                                 1998             1997            1996
                                                           ----------------- --------------- ---------------
Proceeds from sales of available for sale securities       $    391,316      $  2,701,397    $  9,355,817
                                                           ================= =============== ===============
Gross gains on sales                                       $     23,748      $    574,885    $     22,500
Gross losses on sales                                           (31,435)           (3,503)              -
                                                           ----------------- --------------- ---------------
                                                           $     (7,687)     $    571,382    $     22,500
                                                           ================= =============== ===============
Related income taxes (benefits)                            $     (3,036)     $     34,276    $          -
                                                           ================= =============== ===============

Note D.  Held to Maturity Securities

Amortized costs and fair values of held to maturity securities as of December 31, 1998 and 1997 are summarized as follows:

                                                                 December 31, 1998
                                          ----------------------------------------------------------------
                                                               Gross           Gross
                                             Amortized       unrealized      unrealized         Fair
                                               costs           gains           losses          value
                                          ---------------- --------------- --------------- ---------------
U.S. Treasury securities                  $  1,000,335     $     21,931    $          -    $  1,022,266
Obligations of other U.S. government
   agencies and corporations                   750,000            8,434               -         758,434
                                          ---------------- --------------- --------------- ---------------
                                          $  1,750,335     $     30,365    $          -    $  1,780,700
                                          ================ =============== =============== ===============

RIDGESTONE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note D.  Held to Maturity Securities (continued)

                                                                   December 31, 1997
                                            ----------------------------------------------------------------
                                                                 Gross           Gross
                                               Amortized       unrealized      unrealized         Fair
                                                 cost            gains           losses          value
                                            ---------------- --------------- --------------- ---------------
U.S. Treasury securities                    $  2,503,095     $     22,764    $          -    $  2,525,859
Obligations of other U.S. government
   agencies and corporations                   1,750,000           22,497               -       1,772,497
                                            ---------------- --------------- --------------- ---------------
                                            $  4,253,095     $     45,261    $          -    $  4,298,356
                                            ================ =============== =============== ===============

The amortized cost and fair value of held to maturity securities as of December 31, 1998, by contractual maturity, are shown below:

                                                     December 31, 1998
                                               -------------------------------
                                                 Amortized          Fair
                                                    cost           value
                                               --------------- ---------------
Due in one year or less                        $    251,110    $    254,219
Due after one year through five years             1,499,225       1,526,481
                                               --------------- ---------------
                                               $  1,750,335    $  1,780,700
                                               =============== ===============

Note E.  Loans

Major classifications of loans are as follows:

                                                        December 31,
                                               -------------------------------
                                                    1998            1997
                                               --------------- ---------------
Commercial                                     $ 10,011,324    $ 14,158,697
Real Estate:
   Construction                                   3,592,246       4,640,119
   Commercial                                    21,033,369      13,474,318
   Residential                                    9,854,421      10,176,097
Installment and consumer                          4,377,717       3,108,540
                                               --------------- ---------------
                                                 48,869,077      45,557,771
Allowance for loan losses                          (562,747)       (624,740)
                                               --------------- ---------------
     Net loans                                  $48,306,330     $44,933,031
                                               =============== ===============

Impairment of loans having recorded investment at December 31, 1998 of $492,540 has been recognized in conformity with FASB Statement No. 114 as amended by FASB Statement No. 118. There were no impaired loans at December 31, 1997. The average recorded investment in impaired loans during 1998 was $365,672. The total allowance for loan losses related to these loans was $-0- for December 31, 1998. Interest income on impaired loans of $64,157 was recognized for cash payments received in 1998.

RIDGESTONE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note E.  Loans (continued)

Certain directors, executive officers and principal shareholders of the Company, and their related interests, had loans outstanding in the aggregate amounts of $3,576,818 and $3,969,100 at December 31, 1998 and 1997 respectively. During 1998, $3,809,332 of new loans were made with $4,201,614 of repayments. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and did not involve more than normal risks of collectibility or present other unfavorable features.

Note F.  Allowance for Loan Losses

The allowance for loan losses reflected in the consolidated financial statements represents the allowance available to absorb loan losses. An analysis of changes in the allowance is presented in the following tabulation:

                                                           December 31,
                                                  ------------------------------
                                                       1998            1997
                                                  --------------- --------------
Balance, beginning                                $    624,740    $    334,740
   Loans charged off                                  (126,993)              -
   Recoveries on loans previously charged off                -               -
   Provision charged to operations                      65,000         290,000
                                                  --------------- --------------
Balance, ending                                   $    562,747    $    624,740
                                                  =============== ==============

Note G.  Office Building, Leasehold Improvements and Equipment

Office building, leasehold improvements and equipment are stated at cost less accumulated depreciation and amortization and are summarized as follows:

                                                           December 31,
                                                  ------------------------------
                                                       1998            1997
                                                  --------------- --------------
Land                                              $     72,200    $     72,200
Building and leasehold improvements                  1,034,147       1,034,147
Furniture and equipment                                900,613         756,869
                                                  --------------- --------------
                                                     2,006,960       1,863,216
   Less accumulated depreciation and amortization      630,300         460,134
                                                  --------------- --------------
         Total office building, leasehold
             improvements and equipment           $  1,376,660    $  1,403,082
                                                  =============== ==============

Depreciation and amortization expense amounted to $170,166, $184,473 and $182,032 in 1998, 1997 and 1996 respectively.

Note H.  Deposits

The aggregate amount of other Time deposits (including CD's), each with a minimum denomination of $100,000, was $4,103,776 and $5,530,343 in 1998 and 1997
respectively.

RIDGESTONE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note H.  Deposits (continued)

At December 31, 1998, the scheduled maturities of other Time deposits are as follows:

   1999                                              $        20,123,967
   2000                                                          454,149
   2001                                                          907,555
   2002                                                           36,968
   2003                                                          434,780
                                                     ----------------------
                                                     $        21,957,419
                                                     ======================

Note I.  Interest on Deposits

Interest expense on deposits is as follows:

                                                             December 31,
                                      -----------------------------------------------------------
                                             1998                1997                1996
                                      ------------------- ------------------- -------------------
Interest bearing demand accounts       $       25,039      $       14,547      $        7,818
Money market demand accounts                1,289,270             963,323             472,769
Savings deposits                               34,839              24,285               9,460
Time, $100,000 and over                       315,703             248,636              94,837
Time, under $100,000                        1,216,330             874,686             440,640
                                      ------------------- ------------------- -------------------
         Total                        $     2,881,181     $     2,125,477     $     1,025,524
                                      =================== =================== ===================

Note J.  Income taxes

The provision for income taxes included in the accompanying consolidated financial statements consists of the following:

                                                                                  December 31,
                                                           -----------------------------------------------------------
                                                                  1998                1997                1996
                                                           ------------------- ------------------- -------------------
Current taxes:
   Federal                                                 $             -     $             -     $             -
   State                                                            10,297              34,276                 934
                                                           ------------------- ------------------- -------------------
                                                                    10,297              34,276                 934
                                                           ------------------- ------------------- -------------------
Deferred income taxes (benefit):
   Federal                                                        (170,100)                  -                   -
   State                                                           (32,400)                  -                   -
                                                           ------------------- ------------------- -------------------
                                                                  (202,500)                  -                   -
                                                           ------------------- ------------------- -------------------
         Total provision (benefit) for income taxes        $      (192,203)    $        34,276     $           934
                                                           =================== =================== ===================

At December 31, 1998, the Company had a net operating loss carryforward for income tax purposes of approximately $1,101,092 which, if not utilized to reduce taxable income in future periods, will expire at December 31, 2011. As of December 31, 1998, management believes it is more likely than not, that the deferred income tax benefit of $202,500 will be fully realized.

RIDGESTONE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note J.  Income Taxes (continued)

The following amounts make up the deferred tax assets and liabilities reduced by a valuation allowance:

                                                         December 31,
                                                -------------------------------
                                                     1998            1997
                                                --------------- ---------------
Deferred tax assets:
   Allowance for loan losses                    $    143,989    $    144,502
   Depreciation                                            -          14,834
   Start up costs                                     75,633         101,876
   Net operating loss carryforward                   433,280         412,467
   Deferred compensation                              19,478          11,850
   Other                                                   -           7,099
Deferred tax liabilities:
   Depreciation                                       (2,280)              -
   Other                                             (10,151)              -
Valuation                                           (457,449)       (692,628)
                                                --------------- ---------------
                                                $    202,500    $          -
                                                =============== ===============

                                                                                    December 31,
                                                           ---------------------------------------------------------------
                                                                      1998                              1997
                                                           ----------------------------     ------------------------------
                                                                             % of                               % of
                                                                            pretax                             pretax
                                                              Amount        income             Amount          income
                                                           ------------- -------------- --- -------------- ---------------
Reconciliation of statutory to effective taxes:
   Federal income taxes at statutory rate                  $   47,319         34.0%         $    25,809          34.0%
   Adjustmens for:
     Increases in taxes resulting
       from state income taxes                                  6,178          4.4               22,622          29.8
     Reduction of deferred tax valuation allowance           (235,179)      (162.5)             (14,155)        (18.6)
     Other - net                                              (10,521)       (14.0)                   -           -
                                                           ------------- -------------- --- -------------- ---------------
         Effective income taxes - operations               $ (192,203)      (138.1)%        $    34,276          45.2%
                                                           ============= ============== === ============== ===============

Note K.  Profit-Sharing Plan

The Company established a 401(k) plan during 1996. The Company contributed $20,592, $28,700 and $16,650 in 1998, 1997 and 1996 respectively.

Note L.  Salary Continuation Agreement

During 1998, the Company entered into salary continuation agreements with various executive officers. The agreements provide for the payment of specified amounts upon the employees' retirement or death which is being accrued over the anticipated remaining period of employment.

Although not part of the agreements, the Company purchased paid-up split dollar life insurance on the officers. The insurance could provide funding for the payments of benefits.

RIDGESTONE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note M.  Facilities Lease

Lease expense for the years ended December 31, 1998, 1997 and 1996 was $94,235, $81,936 and $88,771 respectively. The lease term which is accounted for as an operating lease, expires on May 31, 2000, requires monthly base rental payments of $6,828 and has two five-year renewal options. The Company also has the option of purchasing the building upon the fourth anniversary of the commencement of the lease for $1,000,000.

In connection with the lease of the subsidiary Bank's main office, the Company paid broker's commissions to an entity whose principals are an organizer of the subsidiary Bank and a director of the Company, in the amount of $3,812, $4,518 and $6,584 in 1998, 1997 and 1996 respectively. Additional commissions may be payable if the Company exercises its options for further lease terms and if the Company later purchases the shopping mall in which the subsidiary Bank premises are located.

Minimum future rental payments under the noncancelable operating lease are:

Year ending December 31,
   1999                                                 $            81,936
   2000                                                              34,140
                                                        ----------------------
     Total minimum future rental payments               $           116,076
                                                        ======================

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

A summary of the contract or notional amount of the Company's exposure to off-balance-sheet risk as of December 31 is as follows:

                                                      1998            1997
                                                 --------------- --------------
Financial instruments whose contract amounts
represent credit risk:
   Commitments to extend credit                  $   12,754,818  $  12,031,882
   Credit card commitments                       $      781,350  $     599,716
   Commercial letters of credit                  $       28,700  $     137,680

RIDGESTONE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note N.  Commitments and Contingencies (continued)

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

Note O.  Concentration of Credit Risk

Practically all of the subsidiary Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the subsidiary Bank's market area. Although the subsidiary Bank has a diversified loan portfolio, the ability of its debtors to honor their contracts is dependent on the economic conditions of the counties surrounding the subsidiary Bank. The concentration of credit by type of loan is set forth in Note E.

Note P.  Stockholders' Equity

In 1996, the Company established The RidgeStone Financial Services, Inc. 1996 Stock Option Plan (the "Plan") which was approved by the shareholders at the 1997 annual meeting, providing for the granting of options to purchase up to 100,000 shares of common stock to key officers and employees of the Company. In 1998, the Plan was amended to provide for the granting of options to purchase up to 500,000 shares. Options granted to date under the Plan have been granted at the fair market value of the common stock on the date of the grant. Options granted to date under the Plan may be exercised 33.33% per year beginning one year after the date of the grant and must be exercised within a ten year period.

RIDGESTONE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note P.  Stockholders' Equity (continued)

Activity of the Plan is summarized in the following table:

                                              Weighted-
                                               average                                                    Weighted-
                                              fair value                                                   average
                                              of option        Options                      Options        exercise
                                               granted        available    Exercisable    outstanding       price
                                            --------------- -------------- ------------- --------------- -------------
Balance, December 31, 1995                                            -                           -
   Stock options authorized                                     100,000                           -
   Granted                                       $4.10          (49,025)                     49,025          $11.75
                                                            --------------               ---------------
Balance, December 31, 1996                                       50,975             -        49,025           11.75
   Granted                                       $3.92          (49,000)                     49,000           14.63
   Canceled                                                       1,150                      (1,150)          12.50
                                                            --------------               ---------------
Balance, December 31, 1997                                        3,125        16,057        96,875           13.20
   Additional stock options authorized                          400,000                           -
   Stock dividend                                                20,153                       4,847           13.20
   Exercise of stock options                                          -                        (437)          12.32
   Granted                                       $6.06          (52,050)                     52,050           18.50
   Canceled                                                       2,923                      (2,923)          17.24
                                                            --------------               ---------------
Balance, December 31, 1998                                      374,151        50,174       150,412          $14.96
                                                            ==============               ===============

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

                                                     1998              1997              1996
                                               ----------------- ----------------- -----------------
Net income - as reported                       $     331,337     $      41,633     $   (1,271,070)
   Pro forma                                   $     248,306     $       1,692     $   (1,271,070)
Basic earnings per share - as reported         $        0.38     $        0.05     $        (1.52)
   Pro forma                                   $        0.28     $           -     $        (1.52)
Diluted earnings per share - as reported       $        0.37     $        0.05     $        (1.52)
   Pro forma                                   $        0.28     $           -     $        (1.52)


RIDGESTONE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note P.  Stockholders' Equity (continued)

                                                                                      Per share
                                                   Income             Shares            amount
                                              ------------------ ----------------- -----------------
1998:
   Earnings per share                         $       331,337         876,239      $        0.38
                                                                                   =================
   Effect of options                                        -          13,118
                                              ------------------ -----------------
   Earnings per share - assuming dilution     $       331,337         889,357      $        0.37
                                              ================== ================= =================
1997:
   Loss per share                             $        41,633         834,340      $        0.05
                                                                                   =================
   Effect of options                                        -          12,056
                                              ------------------ -----------------
   Loss per share - assuming dilution         $        41,633         846,396      $        0.05
                                              ================== ================= =================
1996:
   Loss per share                             $    (1,271,070)        834,340      $       (1.52)
                                                                                   =================
   Effect of options                                        -               -
                                              ------------------ -----------------
   Loss per share - assuming dilution         $    (1,271,070)        834,340      $       (1.52)
                                              ================== ================= =================

At the annual shareholders' meeting on April 28, 1998, an amendment to the Company's Articles of Incorporation was approved increasing the shares of common stock authorized for issuance to 10,000,000.

The Articles of Incorporation were also amended to establish a class of preferred stock and authorize 2,000,000 shares for issuance.

On May 21, 1998, the Company declared a five percent (5%) stock dividend. The dividend totaled 41,715 shares.

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

RIDGESTONE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note Q.  Retained Earnings and Restriction on Dividends (continued)

Federal Reserve Board policy provides that a bank holding company should not pay dividends unless (i) the dividends can be fully funded out of net income from the Company's net earnings over the prior year and (ii) the prospective rate of earnings retention appears consistent with the Company's (and its subsidiary) capital needs, asset quality and overall financial conditions.

Note R.  Regulatory Capital Requirements

The subsidiary Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the subsidiary Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the subsidiary Bank must meet specific capital guidelines that involve quantitative measures of the subsidiary Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The subsidiary Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the subsidiary Bank to maintain minimum amounts and ratios (set forth in the table on the following page) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, the subsidiary Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1998, the most recent notification from the regulatory agencies categorized the Company and subsidiary Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Company and subsidiary Bank must maintain minimum total risk-based, Tier I risk-based, and leverage ratios as set forth in the table. There are no conditions or events since these notifications that management believes have changed the subsidiary Bank's category.

Listed on the following page is a comparison of the Company and subsidiary Bank's 1998 and 1997 actual with the minimum requirements for well-capitalized and adequately capitalized banks, as defined by the federal regulatory agencies' Prompt Corrective Action Rules:

RIDGESTONE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note R.  Regulatory Capital Requirements (continued)

                                                                                                     To be well
                                                                                                  capitalized under
                                                                          For capital             prompt corrective
                                                Actual                 adequacy purposes          action provisions
                                       -------------------------- ---------------------------- ------------------------
                                          Amount        Ratio         Amount         Ratio       Amount       Ratio
                                       ------------- ------------ --------------- ------------ ------------ -----------
As of December 31, 1998:
 Total capital (to risk-weighted
    assets):
      RidgeStone Financial
         Services, Inc.               $   6,783,415     12.4%     $   4,372,779      8.0%      $         N/A
      RidgeStone Bank                     6,281,463     11.6%         4,349,713      8.0%        5,437,141    10.0%
   Tier I capital (to risk-weighted
    assets):
      RidgeStone Financial
         Services, Inc.               $   6,220,668     11.4%     $   2,186,389      4.0%      $         N/A
      RidgeStone Bank                     5,718,716     10.5%         2,147,856      4.0%        3,262,285     6.0%
   Tier I capital (to average
    assets):
      RidgeStone Financial
         Services, Inc.               $   6,220,668     8.2%      $   3,047,520      4.0%      $         N/A
      RidgeStone Bank                     5,718,716     8.2%          2,791,280      4.0%        3,489,100     5.0%
As of December 31, 1997:
   Total capital (to risk-weighted
    assets):
      RidgeStone Financial
         Services, Inc.               $   6,493,883     13.3%     $   3,902,674      8.0%      $         N/A
      RidgeStone Bank                     5,457,770     11.4%         3,810,246      8.0%        4,762,808    10.0%
   Tier I capital (to risk-weighted
    assets):
      RidgeStone Financial
         Services, Inc.               $   5,883,906     12.1%     $   1,951,337      4.0%      $         N/A
      RidgeStone Bank                     4,842,056     10.2%         1,905,123      4.0%        2,857,685     6.0%
   Tier I capital (to average
    assets):
      RidgeStone Financial
         Services, Inc.               $   5,883,906     10.5%     $   2,234,412      4.0%      $         N/A
      RidgeStone Bank                     4,842,056     9.9%          1,961,142      4.0%        2,451,428     5.0%

Note S.  Regulatory Restriction

RidgeStone Financial Services, Inc. (Holding Company only) has made a commitment to the Federal Reserve Bank, Chicago not to incur any debt until the later of August 31, 2000 or five years from the date of consummation of operation, (December 7, 1995) without prior approval from the Federal Reserve Bank.

RIDGESTONE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note T.  Fair Values of Financial Instruments

The estimated fair values of the Company's financial instruments are as follows:

                                                December 31, 1998                          December 31, 1997
                                     ----------------------------------------     -------------------------------------
                                          Carrying            Estimated               Carrying          Estimated
                                           amount             fair value               amount           fair value
                                     ----------------------------------------------------------------------------------
Financial assets:
   Cash and due from banks           $      2,741,672     $       2,741,672       $      2,671,050  $      2,671,050
                                     ==================== =================== === ================= ===================
   Interest-bearing deposits in
   banks                             $          2,649     $           2,649       $          4,185  $          4,185
                                     ==================== =================== === ================= ===================
   Federal funds sold                $     12,525,000     $      12,525,000       $      7,994,000  $      7,994,000
                                     ==================== =================== === ================= ===================
   Available for sale securities     $        615,284     $         615,284       $        874,406  $        874,406
                                     ==================== =================== === ================= ===================
   Held to maturity securities       $      1,750,335     $       1,780,700       $      4,253,095  $      4,298,356
                                     ==================== =================== === ================= ===================
   Net loans                         $     48,306,330     $      48,614,751       $     44,933,031  $     45,075,126
                                     ==================== =================== === ================= ===================
   Mortgage loans held for sale      $        259,000     $         259,000       $        701,250  $        701,250
                                     ==================== =================== === ================= ===================
   Cash surrender value of life
   insurance                         $      1,797,153     $       1,797,153       $              -  $              -
                                     ==================== =================== === ================= ===================
   Accrued interest receivable       $        394,273     $         394,273       $        430,739  $        430,739
                                     ==================== =================== === ================= ===================
Financial liabilities
   Deposits                          $     64,522,856     $      64,561,674       $     58,487,625  $     58,489,781
                                     ==================== =================== === ================= ===================
   Accrued interest payable          $        533,454     $         533,454       $        514,594  $        514,594
                                     ==================== =================== === ================= ===================

The estimated fair value of fee income on letters of credit at December 31, 1998 and 1997 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at December 31, 1998 and 1997.

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

RIDGESTONE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note U. RidgeStone Financial Services, Inc. (Parent Company only) Financial Information


CONDENSED BALANCE SHEETS
                                                                                       December 31,
                                                                         -----------------------------------------
ASSETS                                                                          1998                 1998
--------------------------------------------------------------------------------------------- --------------------
    Cash and due from banks                                              $         274,880    $         374,160
    Interest-bearing deposits in banks                                               2,649                4,185
    Available for sale securities stated at fair value                             113,800              123,000
    Investment in subsidiary                                                     5,720,592            4,847,453
    Other real estate                                                               81,222              512,000
    Other assets                                                                    14,199               11,619
                                                                         -------------------- --------------------

         Total assets                                                    $       6,207,262    $       5,872,417
                                                                         ==================== ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------- --------------------

Liabilities - other liabilities                                          $           9,118    $           9,117
                                                                         -------------------- --------------------

Stockholders' equity:
    Preferred stock, no par value; 2,000,000 and -0- shares authorized
       in 1998 and 1997 respectively, no shares issued and outstanding                  --                   --
    Common stock, no par value; 10,000,000 and 1,000,000 shares authorized in 1998 and 1997 respectively, 876,492 and 834,340
       shares issued and outstanding in 1998 and 1997 respectively               8,417,117            8,411,732
    Retained deficit                                                            (2,196,449)          (2,527,826)
    Accumulated other comprehensive loss                                           (22,524)             (20,606)
                                                                         -------------------- --------------------
         Total stockholders' equity                                              6,198,144            5,863,300
                                                                         -------------------- --------------------
         Total liabilities and stockholders' equity                      $       6,207,262    $       5,872,417
                                                                         ==================== ====================

RIDGESTONE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note U. RidgeStone Financial Services, Inc. (Parent Company only) Financial Information (continued)

CONDENSED STATEMENTS OF INCOME

                                                                                  December 31,
                                                           -----------------------------------------------------------
                                                                  1998                1997                1996
                                                           ------------------- ------------------- -------------------
Income:
    Interest                                               $         7,553     $        15,742     $        37,226
    Gain (loss) on sale of securities                               (7,687)            569,429              22,500
    Other                                                            3,364                   -               1,900
                                                           ------------------- ------------------- -------------------
         Total income                                                3,230             585,171              61,626
                                                           ------------------- ------------------- -------------------
Expenses:
    Salaries and employee benefits                                   2,827               9,532               3,766
    Occupancy and depreciation                                           -                   -               7,892
    Other                                                           42,889              41,914              31,097
                                                           ------------------- ------------------- -------------------
         Total expenses                                             45,716              51,446              42,755
                                                           ------------------- ------------------- -------------------
         Income (loss) before income taxes and
           equity in undistributed loss at
           subsidiary                                              (42,486)            533,725              18,871
Income taxes                                                         7,797              34,251                   -
                                                           ------------------- ------------------- -------------------
         Income (loss) before equity in undistributed
           loss at subsidary                                       (50,283)            499,474              18,871
Equity in undistributed net income (loss) at subsidiary            381,660            (457,841)         (1,289,941)
                                                           ------------------- ------------------- -------------------
         Net income (loss)                                 $       331,377     $        41,633     $    (1,271,070)
                                                           =================== =================== ===================

RIDGESTONE FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note U. RidgeStone Financial Services, Inc. (Parent Company only) Financial Information (continued)

CONDENSED STATEMENTS OF CASH FLOWS

                                                                                      December 31,
                                                                   ---------------------------------------------------
                                                                         1998              1997             1996
                                                                   ----------------- ----------------- ---------------
Cash flows from operating activities:
    Net income (loss)                                              $       331,377   $        41,633   $   (1,271,070)
                                                                   ----------------- ----------------- ---------------
    Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation                                                              -                 -             5,983
       (Gain) loss on sale of investment securities                          7,687          (569,429)          (22,500)
       Amortization of organizational costs                                      -             2,120             2,120
       (Increase) decrease in other assets                                  (2,500)             (265)               48
       Increase in other liabilities                                             1               264                 -
       Equity in undistributed (income) loss of subsidiary                (381,660)          457,841         1,289,941
                                                                   ----------------- ----------------- ---------------
         Total adjustments                                                (376,472)         (109,469)        1,275,592
                                                                   ----------------- ----------------- ---------------
         Net cash provided by (used in) operating activities               (45,095)          (67,836)            4,522
                                                                   ----------------- ----------------- ---------------
Cash flows from investing activities:
    Net decreases in interest-bearing deposits in banks                      1,536           180,452         2,259,394
    Proceeds from sales of available for sale securities                   141,316         2,701,397         1,446,042
    Purchase of available for sale securities                             (138,200)       (1,744,684)       (1,959,829)
    Investment in subsidiary Bank                                         (495,000)         (500,000)       (1,660,261)
    Purchase of office building and equipment                                    -                 -           (36,411)
    Proceeds from sale of office building and equipment to
      subsidiary Bank                                                            -            32,933           166,977
    Proceeds from sales of other real estate                               430,778                 -                 -
    Purchase of other real estate from subsidiary Bank                           -          (512,000)                -
                                                                   ----------------- ----------------- ---------------
         Net cash provided by (used in) investing activities               (59,570)          158,098           215,912
Cash flows from financing activities -
    proceeds from stock options exercised                                    5,385                 -                 -
                                                                   ----------------- ----------------- ---------------
         Increase (decrease) in cash and due from banks                    (99,280)           90,262           220,434
                                                                   ----------------- ----------------- ---------------
Cash and due from banks:
    Beginning                                                              374,160           283,898            63,464
                                                                   ----------------- ----------------- ---------------
    Ending                                                         $       274,880   $       374,160   $      283,898
                                                                   ================= ================= ===============
Supplemental disclosures of cash flow information:
    Cash paid during the year for income taxes                     $        10,297   $        30,071   $          909
                                                                   ================= ================= ===============
Supplemental schedule of non-cash investing and financing
    activities:
     Net change in unrealized gain (loss) on available for sale
       securities                                                  $        (1,918)  $       (46,338)  $       25,732
                                                                   ================= ================= ===============

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

Part III

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance With Section 16(a) of the Exchange Act

The information required by this Item is hereby incorporated by reference to the information under the captions entitled "Election of Directors," "Executive Officers" and "Miscellaneous - Section 16(a) Beneficial Ownership Reporting Compliance" set forth in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders (the "Proxy Statement").

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

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 1999.

                                  RIDGESTONE FINANCIAL SERVICES, INC.


                                  By:   /s/ Paul E. Menzel
                                        Paul E. Menzel
                                        President and Chief Executive Officer

       In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 16, 1999:

   Signatures                           Title
/s/ Paul E. Menzel               President, Chief Executive Officer and Director
Paul E. Menzel                   (Principal Executive Officer)

/s/ William R. Hayes             Vice President, Treasurer and Director
William R. Hayes                 (Principal Financial and Accounting Officer)

/s/ Christine V. Lake            Vice President, Secretary and Director
Christine V. Lake

/s/ Charles N. Ackley                              Director
Charles N. Ackley

/s/ Gregory J. Hoesly                              Director
Gregory J. Hoesly

                                                   Director
John E. Horning

/s/ William F. Krause, Jr.                         Director
William F. Krause, Jr.

/s/ Charles G. Niebler                             Director
Charles G. Niebler

/s/ Bernard E. Adee                                Director
Bernard E. Adee

/s/ James E. Renner                                Director
James E. Renner

/s/ Richard A. Streff                              Director
Richard A. Streff

/s/ William J. Tetzlaff                            Director
William J. Tetzlaff

                                INDEX TO EXHIBITS

   Exhibit No.                 Exhibit Description


        3.1 Articles of Incorporation of Ridgestone Financial Services, Inc., as amended. [Incorporated by reference to Exhibit 4.4 to Ridgestone Financial Services, Inc.'s Registration Statement on Form S-8 (Registration No. 333-52323)]

        3.2 By-Laws of Ridgestone Financial Services, Inc., as amended. [Incorporated by reference to Exhibit 4.6 to Ridgestone Financial Services, Inc.'s Registration Statement on Form S-8 (Registration No. 333-52323)]

        10.1 Lease Agreement between CDJLT Investments and Ridgestone Financial Services, Inc. dated as of March 31, 1995. [Incorporated by reference to Exhibit 10.2 to Ridgestone Financial Services, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-97644)]

        10.2 Consolidated Agreement between Ridgestone Financial Services, Inc. and Unisys Corporation, dated as of May 31, 1995. [Incorporated by reference to Exhibit 10.3 to Ridgestone Financial Services, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-97644)]

        10.3 Real Estate Purchase Contract between J.M. and P.L. Wilson and Ridgestone Financial Services, Inc. dated June 23, 1995.
                [Incorporated by reference to Exhibit 10.5 to Ridgestone Financial Services, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-97644)]

        10.4 Data Processing Service Agreement between Ridgestone Bank and United Financial Services, Inc. dated as of September 1, 1995. [Incorporated by reference to Exhibit 10.10 to Ridgestone Financial Services, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-97644)]

        *10.5 Ridgestone Financial Services, Inc. 1996 Stock Option Plan, as amended. [Incorporated by reference to Exhibit 4.1 to Ridgestone Financial Services, Inc.'s Registration Statement on Form S-8 (Registration No. 333-52323)]

        *10.6 Form of Stock Option Agreement used in conjunction with the Ridgestone Financial Services, Inc. 1996 Stock Option Plan, as amended. [Incorporated by reference to Exhibit 4.2 to Ridgestone Financial Services, Inc.'s Registration Statement on Form S-8 (Registration No. 333-52323)]

        *10.7   Employment  Agreement,  dated as of December 31,  1996,  between
                Ridgestone Financial Services, Inc. and Paul E. Menzel. [Incorporated by reference to Exhibit 10.6 to Ridgestone Financial Services, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 (File No. 0-27984)]

        *10.8 First Amendment to Employment Agreement, dated as of December 31, 1997, between Ridgestone Financial Services, Inc. and Paul
                E. Menzel. [Incorporated by reference to Exhibit 10.8 to Ridgestone Financial Services, Inc.'s Annual Report on Form
                10-KSB for the fiscal year ended December 31, 1997 (File No. 0-27984)]

                                INDEX TO EXHIBITS

   Exhibit No.                 Exhibit Description

        *10.9 Employment Agreement, dated as of December 31, 1996, between Ridgestone Financial Services, Inc. and William R. Hayes. [Incorporated by reference to Exhibit 10.7 to Ridgestone Financial Services, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 (File No. 0-27984)]

        *10.10 First Amendment to Employment Agreement, dated as of December 31, 1997, between Ridgestone Financial Services, Inc. and William R. Hayes. [Incorporated by reference to Exhibit 10.10 to Ridgestone Financial Services, Inc.'s Annual Report on Form
                10-KSB for the fiscal year ended December 31, 1997 (File No. 0-27984)]

        *10.11 Employment Agreement, dated as of December 31, 1996, between Ridgestone Financial Services, Inc. and Christine V. Lake. [Incorporated by reference to Exhibit 10.8 to Ridgestone Financial Services, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 (File No. 0-27984)]

        *10.12 First Amendment to Employment Agreement, dated as of December 31, 1997, between Ridgestone Financial Services, Inc. and Christine V. Lake. [Incorporated by reference to Exhibit 10.12 to Ridgestone Financial Services, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 (File No. 0-27984)]

        *10.13 Salary Continuation Agreement, dated October 20, 1998, by and between Ridgestone Bank and Paul E. Menzel. [Incorporated by reference to Exhibit 10.1 to Ridgestone Financial Services, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 (File No. 0-27984)]

        *10.14 Split Dollar Agreement, dated October 20, 1998, by and between Ridgestone Bank and Paul E. Menzel. [Incorporated by reference to Exhibit 10.2 to Ridgestone Financial Services, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 (File No. 0-27984)]

        *10.15 Split Dollar Agreement, dated October 20, 1998, by and between Ridgestone Bank and Paul E. Menzel. [Incorporated by reference to Exhibit 10.3 to Ridgestone Financial Services, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 (File No. 0-27984)]

        *10.16 Form of Executive Incentive Retirement Agreement, dated October 20, 1998, by and between Ridgestone Bank and each of Christine
                V. Lake and  William R. Hayes.  [Incorporated  by  reference  to
                Exhibit 10.4 to Ridgestone Financial Services, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 (File No. 0-27984)]

        *10.17 Form of Split Dollar Agreement, dated October 20, 1998, by and between Ridgestone Bank and each of Christine V. Lake and William R. Hayes. [Incorporated by reference to Exhibit 10.5 to Ridgestone Financial Services, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 (File No. 0-27984)]

        21 Subsidiaries of Ridgestone Financial Services, Inc. [Incorporated by reference to Exhibit 21.1 to Ridgestone Financial Services, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-97644)]

                                INDEX TO EXHIBITS

   Exhibit No.                 Exhibit Description

        23      Independent Auditor's Consent

        27      Financial Data Schedule (EDGAR version only)


*This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB pursuant to Item 13(a) of Form 10-KSB.