Form 10QSB
period 1999-03-31
RIDGESTONE FINANCIAL SERVICES INC
filed 1999-05-17
CIK 1001791

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO _________


Commission file number 0-27984


                       Ridgestone Financial Services, Inc.
                       -----------------------------------
        (Exact name of small business issuer as specified in its charter)


                Wisconsin                                  39-1797151
       -------------------------------                 -------------------
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                  Identification No.)

                             13925 West North Avenue
                           Brookfield, Wisconsin 53005
                    ---------------------------------------
                    (Address of principal executive offices)

                                  414-789-1011
                           --------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

          Class                             Outstanding as of March 31, 1999
          -----                             --------------------------------

         Common Stock, no par value                      876,492

Transitional Small Business Disclosure Format:       Yes     No  X

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                                      INDEX

                                                                            Page
                                                                          Number
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements........................................ 1

                  Consolidated Statements of Financial Condition at
                  March 31, 1999 and December 31, 1998........................ 1

                  Consolidated Statements of Income
                  For the Three Months Ended March 31, 1999 and 1998.......... 2

                  Consolidated Statements of Cash Flows
                  For the Three Months Ended March 31, 1999 and 1998.......... 3

                  Consolidated Statements of Stockholders' Equity
                  For the Three Months Ended March 31, 1999 and 1998.......... 4

                  Notes to Consolidated Financial Statements.................. 5


         Item 2.           Management's Discussion and Analysis............... 6


PART II - OTHER INFORMATION

         Item 6.           Exhibits and Reports on Form 8-K.................. 11


SIGNATURES                 .................................................. 12

EXHIBIT INDEX              .................................................. 13

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      March 31, 1999 and December 31, 1998


                                                     March 31,    December 31,
                                                       1999            1998
                                                    (Unaudited)
ASSETS
Cash and due from banks                            $ 2,651,399     $ 2,741,672
Federal funds sold                                  11,563,000      12,525,000
Interest-bearing deposits                                8,141           2,649
                                                   -----------     -----------
Total cash and cash equivalents                     14,222,540      15,269,321

Investments-Held to Maturity
         (fair value Mar 1999, $1,770,228
                 and Dec 1998, $1,780,700)           1,750,009       1,750,335
Investments-Available for Sale                       2,104,377         615,284


Loans receivable                                    47,344,917      48,869,077
Less: Allowance for estimated loan losses             (540,247)       (562,747)
                                                   -----------     -----------
Net loans receivable                                46,804,670      48,306,330

Mortgage loans held for sale                            93,100         259,000
Office building and equipment, net                   1,343,185       1,376,660
Other real estate owned                              1,304,979       1,297,835
Accrued interest & other assets                      2,822,853       2,460,770
                                                   -----------     -----------

         Total assets                              $70,445,713     $71,335,535
                                                   ===========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
         Demand                                    $10,819,913     $ 8,552,053
         Savings, NOW and other time deposits       52,789,979      55,970,803
                                                   -----------     -----------
           Total deposits                           63,609,892      64,522,856
                                                   -----------     -----------

Accrued interest & other liabilities                   529,806         614,535
                                                   -----------     -----------

         Total liabilities                          64,139,698      65,137,391
                                                   -----------     -----------

STOCKHOLDERS' EQUITY
Common stock, no par value: 10,000,000
  shares authorized;
876,492 issued and outstanding                       8,417,117       8,417,117
Retained earnings (deficit)                         (2,101,368)     (2,196,449)
Accumulated other comprehensive income(loss)            (9,734)        (22,524)
                                                   -----------     -----------

         Total stockholders' equity                  6,306,015       6,198,144
                                                   -----------     -----------

         Total liabilities and
           stockholders' equity                    $70,445,713     $71,335,535
                                                   ===========     ===========

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                   Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)

                                                   Three Months Ended
                                                  Mar 31,       Mar 31,
                                                   1999          1998

Interest income:
         Interest and fees on loans             $  950,153    $  992,014
         Interest on securities                    111,251        51,013
         Interest on federal funds sold             82,407        81,913
         Interest on deposits in banks                 142         1,450
                                                ----------     ---------
             Total interest income               1,143,953     1,126,390
                                                ----------     ---------

Interest expense:
         Interest on deposits                      626,686       671,745
                                                ----------     ---------

             Net interest income before
             provision for loan losses             517,267       454,645
Provision for loan losses                            7,500         5,000
                                                ----------     ---------
             Net interest income after
             provision for loan losses             509,767       449,645
                                                ----------     ---------

Non-interest income:
         Loan fees                                  20,174        21,173
         Service charges on deposit accts           13,134         8,688
         Miscellaneous                              44,979        12,076
                                                ----------     ---------
             Total other operating income           78,287        41,937
                                                ----------     ---------

Non-interest expense:
         Salaries and employee benefits            306,656       259,192
         Occupancy and equipment expense            90,840        81,738
         Loss on sale of AFS securities             15,402        31,435
         Other expense                             155,025       103,599
                                                ----------     ---------
             Total other operating expense         567,923       475,964
                                                ----------     ---------

Income before income taxes                          20,131        15,618

Income taxes                                       (74,950)        9,800
                                                ----------     ---------

Net income                                      $   95,081     $   5,818
                                                ==========     =========
Earnings per share:
         Basic                                  $     0.11     $    0.01
         Diluted                                $     0.11     $    0.01

Average shares outstanding                         876,492       834,340

                      RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Three Months Ended March 31, 1999 and 1998
                                        (Unaudited)

                                                          Three Months Ended
                                                      Mar 31, 1999  Mar 31, 1998
Cash Flows From Operating Activities:
      Net income                                       $    95,081  $     5,818
         Adjustments to reconcile net income to
         net cash used in operating activities:
            Depreciation                                    35,831       38,980
            Loss on sale of investment securities           15,402       31,435
            Provision for loan losses                        7,500        5,000
               Charges to Loan Losses                      (30,000)    (125,415)
            Accretion/Amortization of securities-net           (67)        (231)
         (Increase)decrease in assets
            Interest receivable                             42,303       26,634
            Other assets                                  (404,386)     (33,599)
         Increase(decrease) in liabilities:
            Accrued interest                                68,230     (171,347)
            Other liabilities                             (152,959)     (39,123)
                                                       -----------  -----------

         Total adjustments                                (418,146)    (267,666)
                                                       -----------  -----------
  Net cash (used in) operating activities                 (323,065)    (261,848)
                                                       -----------  -----------

Cash Flows From Investing Activities:
     Proceeds from sales of available for
       sale securities                                      55,548       67,568
     Purchase of available for sale securities          (1,796,860)     (67,250)
     Proceeds from maturities of held to
       maturity securities                                 250,000            0
     Net proceeds(used) on other real estate                (7,144)      95,489
     Purchases of premises and equipment                    (2,356)     (12,159)
     Net decrease (increase) in loans                    1,690,060     (238,012)
                                                       -----------  -----------
  Net cash provided by (used in) investing activities      189,248     (154,364)
                                                       -----------  -----------

Cash Flows From Financing Activities:
     Net decrease in deposits                             (912,964)  (2,654,281)
                                                       -----------  -----------
  Net cash used in financing activities                   (912,964)  (2,654,281)
                                                       -----------  -----------

Net decrease in cash and cash equivalents               (1,046,781)  (3,070,493)
Cash and cash equivalents, beginning                    15,269,321   10,669,236
                                                       -----------  -----------
Cash and cash equivalents, ending                      $14,222,540  $ 7,598,743
                                                       ===========  ===========

Supplemental  disclosure  of cash flow  information
     Cash paid during the period for:
         Interest                                      $   694,916  $   698,379
                                                       ===========  ===========

         Income taxes                                  $   (74,950) $     9,800
                                                       ===========  ===========

Supplemental schedule of noncash investing activities:
Net changes in unrealized gain on securities
available for sale                                     $    12,790  $    49,181
                                                       ===========  ===========

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Three Months Ended March 31, 1999 and 1998


                                                           Available
                                     Common     Retained   For Sale
                                     Stock      Earnings   Securities   Total
                                   ---------- -----------  ---------- ---------

Balances, December 31, 1997        $7,721,399 $(1,837,493) $(20,606) $5,863,300

Comprehensive income:
   Net income                                                 5,818       5,818
   Change in unrealized gain
   on available for sale securities                          49,181      49,181
                                                                     ----------
    Total comprehensive income                                           54,999
                                   ---------- -----------  --------  ----------
Balances, March 31, 1998           $7,721,399 $(1,831,675) $ 28,575  $5,918,299
                                   ========== ===========  ========  ==========

Balances, December 31, 1998        $8,417,117 $(2,196,449) $(22,524) $6,198,144

Comprehensive income:
   Net income                                      95,081                95,081
   Change in unrealized gain
   On available for sale securities                          12,790      12,790
                                                                     ----------
    Total comprehensive income                                          107,871
                                   ---------- -----------  --------  ----------

Balances, March 31, 1999           $8,417,117 $(2,101,368) $ (9,734) $6,306,015
                                   ========== ===========  ========  ==========

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1999 and 1998
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of RidgeStone Financial Services, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Ridgestone Bank (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 - STOCK DIVIDEND

On May 21, 1998, the Company paid a 5% stock dividend on issued and outstanding shares of its common stock. The dividend totaled 41,717 shares.

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

The following is a discussion of the Company's Financial Condition and Results of Operations as of and for the three months ended March 31, 1999.

Financial Condition

Total Assets. Total assets of the Company as of March 31, 1999 were $70,445,713 compared to $71,335,535 as of December 31, 1998, a decrease of 1%.

Cash and Cash Equivalents. Cash and due from banks, which represents cash maintained at the Bank and funds that the Bank and the Company have deposited in other financial institutions, was $2,651,399 at March 31, 1999 compared to $2,741,672 at December 31, 1998. The Bank reported $11,563,000 of federal funds sold (which are inter-bank funds with daily liquidity) on March 31, 1999 compared to $12,525,000 on December 31, 1998.

Investment Securities. The Company's investment portfolio consists of (i) securities purchased with the intent to hold the securities until they mature and (ii) securities placed in the available for sale category which may be liquidated to provide cash for operating or financing purposes. The securities held-to-maturity portfolio was $1,750,009 at March 31, 1999 compared to $1,750,335 at December 31, 1998. The securities available-for-sale portfolio was $2,104,377 at March 31, 1999 compared to $615,284 at December 31, 1998, an increase of $1,489,093 which was primarily due to a reinvestment of certain funds into repurchase agreements.

Loans. Total loans prior to the allowance for estimated loan losses were $47,344,917 as of March 31, 1999 compared to $48,869,077 as of December 31,
1998, a decline of 3%.

At March 31, 1999, the mix of the loan portfolio included Commercial loans of $10,775,000 or 23% of total loans; Commercial Real Estate loans of $20,339,000 or 43% of total loans; Residential Real Estate loans of $12,357,000 or 26 % of total loans; and Consumer loans of $3,874,000 or 8% of total loans.

Allowance for Loan Losses. The allowance for estimated loan losses was $540,247 or 1.14% of gross loans on March 31, 1999 compared to $562,747 or 1.15% of gross loans at December 31, 1998. In accordance with Financial Accounting Standards Board ("FASB") Statements No. 5 and 114, the allowance is provided for losses that have potentially been incurred based on the Bank's outstanding loan balance as of the balance sheet date. The Bank evaluates the adequacy of the loan loss reserve based on past events and current economic conditions, and does not include the effects of potential losses on specific loans or groups of loans that are related to future events or changes in economic conditions which are then unknown to the Bank. For additional information regarding the Company's allowance for loan losses, see "Results of Operations - Provision for Loan Losses" below.

On March 31, 1999 the Company had $1,304,979 in Other Real Estate Owned compared to $1,297,835 on December 31, 1998.

Deposits. As of March 31, 1999, total deposits were $63,609,892 compared to $64,522,856 at December 31, 1998, a decrease of 1%.

Liquidity. For banks, liquidity generally represents the ability to meet withdrawals from deposits and the funding of loans. The assets that provide liquidity are cash, federal funds sold and short-term loans and securities. Liquidity needs are influenced by economic conditions, interest rates and competition. Management believes that current liquidity levels are sufficient to meet future demands. Management believes the current liquidity position of the Bank allows it opportunity to expand the Bank's loan portfolio and account for any withdrawals which may occur. The Bank's loan-to-deposit funds ratio prior to loan loss reserve on March 31, 1999 was 74%.

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


Results of Operations

Net Income. For the three-month period ended March 31, 1999, the Company reported net income of $95,081 as compared to a profit of $5,818 in the same period of 1998. A tax benefit related to a tax loss carryforward accounted for $74,950 of net income for the three months ended March 31, 1999.

Net Interest Income. Net interest income before provision for loan losses for the three months ended March 31, 1999 was $517,267 compared to $454,645 for the same period in 1998, an improvement of 14%. Total interest income for the three months ended March 31, 1999 increased by $17,563 as compared with the same period in 1998, while total interest expense decreased by $45,059. The Bank's net interest margin improved from 3.26% at March 31, 1998 to 3.35% at March 31, 1999.

Provision  for  Loan  Losses.   The  provision  for  loan  losses  is  based  on
management's evaluation of factors such as the local and national economy and the risks associated with the loans in the portfolio.

During the three month period ended March 31, 1999, a $7,500 provision was made to the loan loss reserve to ensure that the loan loss reserve is maintained at adequate levels. In the first three months of 1999, the Bank charged $30,000 against the loan loss reserve which related to a commercial loan whose guarantor filed personal bankruptcy.

Non-Interest Income. Total other operating income was $78,287 for the three months ended March 31, 1999 compared to $41,937 for the same period in 1998, an increase of $36,350 or 87 %.

Non-Interest Expense. Total other operating expenses (excluding loss on the sale of assets) were $519,962 for the three months ended March 31, 1999 compared to $444,529 for the same period in 1998, an increase of 17%.


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

The Bank's Readiness. To determine whether and to what extent it may experience disruptions as a result of the turning of the Year 2000 ("Y2K"), the Bank has established a committee to oversee the assessment process and report periodically to Bank management. The Bank is currently in the process of assessing (i) the Y2K status of its own internal systems, including computer equipment (hardware), applications (software), and other electronically controlled equipment that does not process data (embedded systems); (ii) the Y2K status of its customers' systems; and (iii) the Y2K status of its vendors' systems.

Internal Systems. The Bank has completed testing or received manufacturer certification of Y2K compliance with respect to 100% of its internal hardware and embedded systems. All such systems appear to be Y2K compliant. The Bank spent less than $5,000 on testing these systems to date and does not expect to incur additional costs in testing internal computer hardware or embedded systems.

The following chart displays the current status of the Bank's mission-critical software with respect to assessing Y2K compliance.


--------------------------------------------------------------------------------
Internal Mission-            Vendor-certified
critical Software Category    Compliant?      Status of Testing/Replacement
--------------------------------------------------------------------------------
Operating systems               Yes      Testing complete - satisfactory
--------------------------------------------------------------------------------
Banking platform applications   Yes      Testing Phase 1 complete - satisfactory
                                         Testing Phase 2 complete - satisfactory
--------------------------------------------------------------------------------
On-line PC banking              Yes      Testing complete - satisfactory
                                         Implementation - in process
--------------------------------------------------------------------------------
Telephone banking               No       Replacement installation in process
--------------------------------------------------------------------------------
Loan documentation              Yes      Replacement configuration in process
--------------------------------------------------------------------------------
Document management             Yes      Testing complete - satisfactory
--------------------------------------------------------------------------------
Contact management              Yes      Testing complete - satisfactory
--------------------------------------------------------------------------------
General office applications     Yes      Testing complete - satisfactory
--------------------------------------------------------------------------------
Data warehousing                Yes      Testing complete - satisfactory
--------------------------------------------------------------------------------

All the Bank's internal software systems are vendor-certified compliant except for the telephone banking system. This system is in the process of being upgraded to a Y2K compliant version. The hardware is in place and the conversion is in process. This conversion is being done at no cost to the Bank.

The Bank's remaining internal systems have all been successfully tested for Y2K readiness, except for the loan documentation system. This system is currently being configured. Both the current loan documentation system and its replacement have been certified Y2K ready by the vendor.

The platform banking system went through a series of tests in May of 1998 and passed successfully. Because of the critical nature of this system, in the first quarter of 1999 the Bank went through a second round of testing of this software which also passed successfully.

Customers. The Bank may experience loan collection or other credit-related problems if significant customers are not Y2K compliant before the turn of the century. In order to assess their Y2K compliance, the Bank has sent Y2K surveys to a majority of its commercial customers. Many of these customers have responded to the Bank's inquiries and continue to update the Bank as new data becomes available. The Bank intends to continue surveying new customers as appropriate to assess their Y2K readiness. The Bank will also conduct another survey of all its commercial customers around mid-1999. To date, the Bank has received satisfactory responses from most of its major commercial customers, and management currently does not anticipate the Bank will experience material adverse effects on operations as a result of customer Y2K non-compliance.

Vendors. Similarly, the Bank is receiving regular updates from almost all the vendors who provide mission- critical products and services. The Bank is making efforts to contact those vendors who have not yet provided information regarding their Y2K readiness. Of those vendors whose compliance status is known to the Bank, all are either already compliant or appear to be making satisfactory progress toward compliance.

Y2K Compliance Costs. The Bank outsources a majority of its information processing to third-party vendors, and its internal computer systems generally rely on software provided by third-party vendors. As a result, the Bank has incurred very little cost to date, less than $5,000, in assessing its internal Y2K readiness. The Bank will incur additional remediation costs which are not expected to be material, generally in connection with (i) its continuing dialog with vendors and customers to assess their readiness, (ii) the installation of one new system and the replacement of one old system, and (iii) contingency planning and status updates. The Bank currently expects that such additional costs will not exceed $15,000.

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

Contingency Plans. The Bank is currently developing contingency plans to deal with potential business interruptions caused by Y2K non-compliance of its vendors, customers or internal systems. These plans address a wide range of potential problems. The Bank's contingency plan is about 80% complete, and should be 100% complete by the end of the second quarter of 1999.

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

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-QSB are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects," or other words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward- looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those contemplated in the forward-looking statements. Such risks include, among others: interest rate trends, the general economic climate in the Company's market area, loan delinquency rates, risks associated with the turning of the Year 2000, and legislative enactments or regulatory changes which adversely affect the business of the Company and/or the Bank. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements. The forward- looking statements included herein are only made as of the date of this Form 10-QSB and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 6. Exhibits and Reports on Form 8-K

         a.       Exhibits

                  27       Financial Data Schedule
                           (EDGAR version only)


         b.       Reports on Form 8-K

                  The Company did not file a Current Report on Form 8-K during the quarter ended March 31, 1999

                                   SIGNATURES


                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      RIDGESTONE FINANCIAL SERVICES, INC.



Date: May 13, 1999                    /s/ Paul E. Menzel
      ----------------                -------------------------------------
                                      Paul E. Menzel
                                      President



Date: May 13, 1999                    /s/ William R. Hayes
      ----------------                -------------------------------------
                                      William R. Hayes
                                      Vice President and Treasurer

                                  EXHIBIT INDEX

Exhibit Number

27       Financial Data Schedule
         (EDGAR version only)