Form 10QSB
period 1999-06-30
RIDGESTONE FINANCIAL SERVICES INC
filed 1999-08-17
CIK 1001791

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

    Class                                    Outstanding as of June 30, 1999
    -----                                    -------------------------------

    Common Stock, no par value                         876,492

Transitional Small Business Disclosure Format:       Yes           No     X

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                                      INDEX

                                                                            Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements..............................................1

             Consolidated Statements of Financial Condition at
             June 30, 1999 and December 31, 1998...............................1

             Consolidated Statements of Income
             For the Three Months and Six Months Ended
             June 30, 1999 and 1998............................................2

             Consolidated Statements of Cash Flows
             For the Six Months Ended June 30, 1999 and 1998...................3

             Consolidated Statements of Stockholders' Equity
             For the Six Months Ended June 30, 1999 and 1998...................4

             Notes to Consolidated Financial Statements........................5


    Item 2.      Management's Discussion and Analysis..........................6

PART II - OTHER INFORMATION

    Item 4.      Submission of Matters to a Vote of Security Holders..........12

    Item 6.      Exhibits and Reports on Form 8-K.............................12



SIGNATURES       .............................................................13

EXHIBIT INDEX    .............................................................14

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements




               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       June 30, 1999 and December 31, 1998



                                                        June 30,      December 31,
                                                          1999            1998
                                                      (Unaudited)
                                                     ------------    -------------
ASSETS
Cash and due from banks                              $  1,888,813    $  2,741,672
Interest-bearing deposits in banks                        259,892           2,649
Federal funds sold                                      7,457,000      12,525,000
Investments-Held to Maturity                            1,752,419       1,750,335
         (fair value Jun 1999, $1,752,419
                 and Dec 1998, $1,780,700)
Investments-Available for Sale                          1,818,361         615,284


Loans receivable                                       49,676,250      48,869,077
   Less: Allowance for estimated loan losses             (449,884)       (562,747)
                                                     ------------    -------------
Net loans receivable                                   49,226,366      48,306,330

Mortgage loans held for sale                                    0         259,000
Office building and equipment, net                      1,379,655       1,376,660
Other real estate owned                                   943,782       1,297,835
Cash surrender value of life insurance                  1,897,102       1,797,153
Accrued interest & other assets                         1,511,736         663,617
                                                     ------------    -------------

         Total assets                                $ 68,135,126    $ 71,335,535
                                                     ============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
         Demand                                      $  9,040,372    $  8,552,053
         Savings, NOW and other time deposits          51,898,065      55,970,803
                                                     ------------    -------------
           Total deposits                              60,938,437      64,522,856
                                                     ------------    -------------

Accrued interest & other liabilities                      745,628         614,535
                                                     ------------    -------------

         Total liabilities                             61,684,065      65,137,391
                                                     -------------   ------------

STOCKHOLDERS' EQUITY
Common stock, no par value: 10,000,000
 shares authorized:
876,492 issued and outstanding                          8,417,117       8,417,117
Retained earnings (deficit)                            (1,948,047)     (2,196,449)
Accumulated other comprehensive income(loss)              (18,009)        (22,524)
                                                     ------------    ------------

         Total stockholders' equity                     6,451,061       6,198,144
                                                     ------------    -------------

         Total liabilities and stockholders' equity  $ 68,135,126    $ 71,335,535
                                                     ============    =============

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                Three and Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                Three Months Ended            Six Months Ended
                                           --------------------------    ---------------------------
                                               Jun 30,       Jun 30,         Jun 30,      Jun 30,
                                                1999          1998            1999          1998
                                           ------------- -------------   ------------- -------------
Interest income:
         Interest and fees on loans        $  1,009,133  $  1,016,667    $  1,959,286  $  2,008,681
         Interest on securities                  34,959        70,282         146,210       152,195
         Interest on federal funds sold         121,782       102,793         204,189       153,806
         Interest on deposits in banks            1,750         2,910           1,892         4,360
                                           ------------- -------------   ------------- -------------
             Total interest income            1,167,624     1,192,652       2,311,577     2,319,042
                                           ------------- -------------   ------------- -------------

Interest expense:
         Interest on deposits                   607,091       718,622       1,233,777     1,390,367
                                           ------------- -------------   ------------- -------------

             Net interest income before
             provision for loan losses          560,533       474,030       1,077,800       928,675

Provision for loan losses                        60,000        10,000          67,500        15,000
                                           ------------- -------------   ------------- -------------
             Net interest income after
             provision for loan losses          500,533       464,030       1,010,300       913,675
                                           ------------- -------------   ------------- -------------

Non interest income:
         Secondary market loan fees              18,263        34,008          38,437        55,181
         Service charges on deposit accts        18,618         8,951          31,752        17,640
         Miscellaneous                           44,714        22,804          89,693        34,879
                                           ------------- -------------   ------------- -------------
             Total non interest income           81,595        65,763         159,882       107,700
                                           ------------- -------------   ------------- -------------

Non interest expense:
         Salaries and employee benefits         212,946       266,018         519,602       525,210
         Occupancy and equipment expense        114,401        93,669         205,242       175,407
         Gain(loss) on sale of AFS securities         0       (23,747)         15,402         7,687
         Other expense                          222,520       147,661         377,544       251,261
                                           ------------- -------------   ------------- -------------
             Total non interest expense         549,867       483,601       1,117,790       959,565
                                           ------------- -------------   ------------- -------------

Income before income taxes                       32,261        46,192          52,392        61,810

Income taxes(benefit)                          (121,060)     (102,500)       (196,010)      (92,700)
                                           ------------- --------------   ------------ -------------

Net income                                 $    153,321  $    148,692    $    248,402  $    154,510
                                           ============= =============   ============= =============

Earnings per share:
         Basic                             $       0.17  $       0.17    $       0.28  $       0.18
         Diluted                           $       0.17  $       0.17    $       0.28  $       0.18

Weighted average shares outstanding             876,492       876,055         876,492       876,055


               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                                       Six Months Ended
                                                                ----------------------------
                                                                     Jun 30,         Jun 30,
                                                                      1999            1998
                                                                -------------   -------------
Cash Flows From Operating Activities:
      Net income                                                $    248,402    $    154,510
         Adjustments to reconcile net income to
         net cash used in operating activities:
             Depreciation                                             73,019          78,499
             Loss on sale of investment securities                    15,402           7,687
             Provision for loan losses                                67,500          15,000
             Charges to loan losses                                 (180,363)       (126,373)
             Accretion/Amortization of securities-net                    265            (441)
               Net decrease in mortgage loans held for sale          259,000               0
         (Increase)decrease in assets:
             Interest receivable                                     (12,396)         16,676
             Other assets                                           (935,672)        233,456
         Increase(decrease) in liabilities:
             Accrued interest                                        (47,711)        192,379
             Other liabilities                                       178,804        (178,519)
                                                                -------------   -------------
         Total adjustments                                          (582,152)        238,364
                                                                -------------   -------------
      Net cash provided by (used in) operating activities           (333,750)        392,874
                                                                -------------   -------------

Cash Flows From Investing Activities:
           Net increase in interest-bearing deposits                (257,243)         (5,011)
         Proceeds from sales of available for sale securities         80,548         141,316
         Net (increase) decrease in federal funds sold             5,068,000      (2,717,000)
         Purchase of available for sale securities                (1,796,860)       (138,200)
         Proceeds from maturities of held to maturity securities     500,000       1,750,000
         Net proceeds on other real estate                           354,053         165,489
         Purchases of premises and equipment                         (76,015)        (17,790)
         Net increase in loans                                      (807,173)     (1,931,060)
                                                                -------------   -------------
      Net cash provided by (used in) investing activities          3,065,310      (2,752,256)
                                                                -------------   -------------

Cash Flows From Financing Activities:
      Net increase(decrease) in deposits                          (3,584,419)      1,889,504
                                                                -------------   -------------
      Net cash provided by (used in) financing activities         (3,584,419)      1,889,504
                                                                -------------   -------------
Net (decrease)increase in cash and cash equivalents                 (852,859)       (469,878)
Cash and due from banks, beginning                                 2,741,672       2,671,051
                                                                -------------   -------------
Cash and due from banks, ending                                 $  1,888,813    $  2,201,173
                                                                =============   =============

Supplemental disclosure of cash flow information
       Cash paid during the period for:
             Interest                                           $  1,241,488    $  1,407,043
                                                                =============   =============

             Income taxes                                       $          0    $      9,800
                                                                =============   =============

Supplemental schedule of noncash investing activities:
Net changes in unrealized gain on securities
available for sale                                              $      4,515    $     28,534
                                                                =============   =============

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Six Months Ended June 30, 1999 and 1998


                                                                          Available
                                              Common         Retained       For Sale
                                              Stock          Earnings      Securities       Total
                                          -------------   -------------  -------------   -----------

Balances, December 31, 1997               $  7,721,399    $ (1,837,493)  $    (20,606)  $  5,863,300

Comprehensive income:
     Net income                                                154,510                       154,510

     Change in unrealized gain
     on available for sale securities                                          28,534         28,534
                                                                                        ------------
     Total comprehensive income                                                              183,044
                                          -------------   -------------  -------------  ------------
Balances, June 30, 1998                   $   7,721,399   $ (1,682,983)   $      7,928  $  6,046,344
                                          =============   =============  =============  ============

Balances, December 31, 1998               $   8,417,117   $ (2,196,449)        (22,524) $  6,198,144

Comprehensive income:
     Net income                                                248,402                       248,402

     Change in unrealized gain
     on available for sale securities                                            4,515         4,515
                                                                                        ------------

     Total comprehensive income                                                              252,917
                                          -------------   -------------  -------------   -----------
Balances, June 30, 1999                    $  8,417,117   $ (1,948,047)  $     (18,009)  $ 6,451,061
                                          =============   =============  ==============  ===========


               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1999 and 1998
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Ridgestone Financial Services, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Ridgestone Bank (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 - COMPARATIVE DATA

Comparative statements of income for the three and six months and cash flows for the six months ended June 30, 1999 and June 30, 1998 have been presented.

NOTE 4 - STOCK DIVIDEND

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

The following is a discussion of the Company's Financial Condition and Results of Operations as of and for the three and six months ended June 30, 1999.


Financial Condition

Total Assets. Total assets of the Company as of June 30, 1999 were $68,135,126 compared to $71,335,535 as of December 31, 1998, a decrease of 4%. This decrease in total assets is related to the Company's efforts to expand the loan portfolio and control deposit growth to further improve earnings. While this strategy has resulted in a slight decline in total assets, it has also resulted in an increase in net interest income and an improvement in the Bank's net interest margin.

Cash and Cash Equivalents. Cash and interest bearing deposits, which represents cash maintained at the Bank and funds that the Bank and the Company have deposited in other financial institutions, was $2,148,705 at June 30, 1999, compared to $2,744,321 as of December 31, 1998. The Bank reported $7,457,000 of federal funds sold (which are inter-bank funds with daily liquidity) on June 30, 1999 compared to $12,525,000 on December 31, 1998.

Investment Securities. The Company's investment portfolio consists of (i) securities purchased with the intent to hold the securities until they mature and (ii) securities placed in the available for sale category which may be liquidated to provide cash for operating or financing purposes. The securities held-to-maturity portfolio was $1,752,419 at June 30, 1999 compared to $1,750,335 at December 31, 1998. The securities available-for-sale portfolio was $1,818,361 at June 30, 1999 compared to $615,284 at December 31, 1998, an increase of $1,203,077, which was primarily due to a reinvestment of certain funds into repurchase agreements.

Loans. Total loans prior to the allowance for estimated loan losses were $49,676,250 as of June 30, 1999, compared to $48,869,077 as of December 31,
1998, an increase of 2%.

At June 30, 1999, the mix of the loan portfolio included Commercial loans of $11,782,000 or 24% of total loans; Commercial Real Estate loans of $21,318,000 or 43% of total loans; Residential Real Estate loans of $13,283,000 or 27 % of total loans; and Consumer loans of $3,293,000 or 7% of total loans.

Allowance for Loan Losses. The allowance for estimated loan losses was $449,884 or .91% of gross loans on June 30, 1999 compared to $562,747 or 1.15% of gross loans at December 31, 1998. In accordance with Financial Accounting Standards Board ("FASB") Statements No. 5 and 114, the allowance is provided for losses that have potentially been incurred based on the Bank's outstanding loan balance as of the balance sheet date. The Bank evaluates the adequacy of the loan loss reserve based on past events and current economic conditions, and does not include the effects of potential losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions which are then unknown to the Bank. For additional information regarding the Company's allowance for loan losses, see "Results of Operations - Provision for Loan Losses" below.

In the second quarter of 1999, the Bank charged $150,363 against the loan loss reserve which related primarily to a commercial loan whose guarantor filed personal bankruptcy.

On June 30, 1999, the Company had $943,782 in Other Real Estate Owned compared to $1,297,835 on December 31, 1998. This decrease was the result of the sale of real estate assets owned by the Bank.

Deposits. As of June 30, 1999, total deposits were $60,938,437 compared to $64,522,856 at December 31, 1998, a decrease of 6%. For more information on deposits, see "Total Assets" above.

Liquidity. For banks, liquidity generally represents the ability to meet withdrawals from deposits and the funding of loans. The assets that provide liquidity are cash, federal funds sold and short-term loans and securities. Liquidity needs are influenced by economic conditions, interest rates and competition. Management believes the current liquidity position of the Bank allows it opportunity to expand the Bank's loan portfolio and account for any withdrawals which may occur. The Bank's loan-to-deposit funds ratio prior to loan loss reserve on June 30, 1999 was 82%.

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


Results of Operations

Net Income. For the three-month period ended June 30, 1999, the Company reported net income of $153,321 as compared to net income of $148,692 in the same period of 1998. For the six month period ended June 30, 1999, the Company reported net income of $248,402 which compares favorably to net income of $154,510 for the six months ended June 30, 1998. A tax benefit related to a tax loss carryforward accounted for $121,060 and $196,010 of net income for the three and six months ended June 30, 1999, respectively.

Net Interest Income. Net interest income before provision for loan losses for the three and six months ended June 30, 1999 was $560,533 and $1,077,800 compared to $474,030 and $928,675 for the same periods in 1998, an improvement of 18% and 16%, respectively. Total interest income for the three and six months ended June 30, 1999 decreased by $25,028 and $7,465 as compared with the same periods in 1998, while total interest expense decreased by $111,531 and $156,590. The Bank's net interest margin improved from 3.21% at June 30, 1998 to 3.49% at June 30, 1999.

Provision  for  Loan  Losses.   The  provision  for  loan  losses  is  based  on
management's evaluation of factors such as the local and national economy and the risks associated with the loans in the portfolio.

As a result of increasing balances in the loan portfolio and a commercial loan charge-off during the second quarter, the loan loss reserve as a percentage of gross loans is slightly below the levels historically maintained by the Bank. During the six month period ended June 30, 1999, a $67,500 provision was made to the loan loss reserve to build the reserve to adequate levels. Management anticipates continued growth in the loan portfolio and intends to make provisions during 1999 which will build the reserve to a higher percentage of gross loans.

The Federal Deposit Insurance Corporation ("FDIC") conducted a routine examination of the Bank's loan classifications in the second quarter of 1999. As a result of this examination, certain loans may be reclassified and the Bank may be required to make additional provisions for loan losses. The Bank cannot estimate the extent of any such required provisions, if any, to be made in the future.

Non-Interest Income. Total non interest income was $81,595 for the three months ended June 30, 1999 compared to $65,763 for the same period in 1998, an increase of $15,832 or 24%. Total non interest income was $159,882 for the six months ended June 30, 1999 compared to $107,700 for the same period in 1998, an increase of 48%.

Non-Interest Expense. Total non interest expenses (excluding gains on the sale of securities and assets) were $557,669 for the three months ended June 30, 1999 compared to $507,348 for the same period in 1998, an increase of 10%. Total non interest expenses (excluding losses on sale of assets and securities) were $1,077,631 for the six months ended June 30, 1999 compared to $951,878 for the same period in 1998, an increase of 13% from the prior period in 1998. The majority of the increase in non interest expenses is attributed to two areas, benefit plans and occupancy expense. The majority of the benefit plan expense is offset by income related to the benefit plans in noninterest income, and the increase in occupancy expense is primarily due to an accounting change in the treatment of expenses related to Other Real Estate Owned.


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


                                                Vendor-
        Internal Mission-critical              certified
            Software Category                 Compliant?                       Status of Testing/Replacement
-----------------------------------------  -----------------  ----------------------------------------------------------------
Operating systems                                 Yes         Testing complete - satisfactory
Banking platform applications                     Yes         Testing Phase 1 complete -  satisfactory
                                                              Testing Phase 2 complete  - satisfactory
On-line PC banking                                Yes         Testing complete - satisfactory
                                                              Implementation - in process
Telephone banking                                 No          Replacement installation in process
Loan documentation                                Yes         Replacement configuration in process
Document management                               Yes         Testing complete - satisfactory
Contact management                                Yes         Testing complete - satisfactory
General office applications                       Yes         Testing complete - satisfactory
Data warehousing                                  Yes         Testing complete - satisfactory

All the Bank's internal software systems are vendor-certified compliant except for the telephone banking system. Although the Bank does not expect this system to experience problems associated with Y2K, it is nevertheless upgrading the system to a Y2K compliant version. The upgraded system hardware is in place at the Bank's data processor and the first of the processor's client banks is in the process of conversion. The Bank will be converted to this system before December 31, 1999. The Bank will incur a charge of $250 for this conversion.

The Bank's remaining internal systems have all been successfully tested for Y2K readiness, except for the loan documentation system. This system is being configured and should be operational by the end of September, 1999. Both the current loan documentation system and its replacement have been certified Y2K ready by the vendor.

The platform banking system went through a series of tests in May of 1998 and passed successfully. Because of the critical nature of these systems, the Bank went through a second round of testing of this software in February 1999. This test also passed successfully.

Customers. The Bank may experience loan collection or other credit-related problems if significant customers are not Y2K compliant before the turn of the century. In order to assess their Y2K compliance, the Bank has sent Y2K surveys to a majority of its commercial customers. Many of these customers have responded to the Bank's inquiries and continue to update the Bank as new data becomes available. The Bank intends to continue surveying new customers as appropriate to assess their Y2K readiness. The Bank will also conduct another survey of all its commercial customers in August, 1999. To date, the Bank has received satisfactory responses from most of its major commercial customers, and management currently does not anticipate the Bank will experience material adverse effects on operations as a result of customer non-compliance.

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

Y2K Risks. One set of Y2K risks to the Bank are associated with the potential non-compliance of its third-party vendors who provide mission-critical services. Since the Bank outsources most of its information processing to third-party vendors, such a failure could result in higher operating costs, increased staffing needs or the inability to provide needed services to customers.
Likewise, the failure of those vendors providing critical infrastructure services, specifically, power and communications, could result in temporary operational difficulties at the bank.

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

Contingency Plans. The Bank has developed contingency plans to deal with potential business interruptions caused by Y2K non-compliance of its vendors, customers or internal systems. These plans address a wide range of potential problems. The Bank's plan is complete, but portions of the plan still require testing and validation. Likewise, there may be future changes to the plan as further developments occur.

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

Item 4.  Submission of Matters to a Vote of Security Holders


       At the Company's annual meeting of shareholders held on April 27, 1999, the following individuals were elected to the Board of Directors to hold office until the 2002 annual meeting of shareholders and until their successors are duly elected and qualified:

      Directors               Shares Voted For      Authority to Vote Withheld
      Charles N. Ackley           847,144                  13,902
      Bernard E. Adee             848,246                  12,800
      William R. Hayes            848,246                  12,800
      John E. Horning             848,246                  12,800

       The following table sets forth the other directors of the Company whose terms of office continued after the 1999 annual meeting:



Name of Director                   Year in Which Term Expires
Gregory J. Hoesly                            2000
Christine V. Lake                            2000
Richard A. Streff                            2000
William J. Tetzlaff                          2000
William F. Krause, Jr.                       2001
Paul E. Menzel                               2001
Charles G. Niebler                           2001
James E. Renner                              2001


Item 6.  Exhibits and Reports on Form 8-K

         a.       Exhibits


         27       Financial Data Schedule
                    (EDGAR version only)


         b.       Reports on Form 8-K

                  The Company did not file a Current Report on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES


       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     RIDGESTONE FINANCIAL SERVICES, INC.


Date:   August 13, 1999              /s/ Paul E. Menzel
      -------------------            ------------------------------------------
                                     Paul E. Menzel
                                     President


Date:   August 13, 1999              /s/ William R. Hayes
      -------------------            ------------------------------------------
                                     William R. Hayes
                                     Vice President and Treasurer

                                  EXHIBIT INDEX

Exhibit Number

         a.       Exhibits


27       Financial Data Schedule
         (EDGAR version only)