Form 10QSB
period 1999-09-30
RIDGESTONE FINANCIAL SERVICES INC
filed 1999-11-12
CIK 1001791

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

[x] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO _________


Commission file number 0-27984


                       Ridgestone Financial Services, Inc.
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)


              Wisconsin                                    39-1797151
              ---------                                    ----------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.)

                             13925 West North Avenue
                          Brookfield, Wisconsin 53005
                     --------------------------------------
                    (Address of principal executive offices)

                                  414-789-1011
                            -------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ___

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

         Class                            Outstanding as of September 30, 1999
         -----                            ------------------------------------

         Common Stock, no par value                      876,492

Transitional Small Business Disclosure Format:     Yes____   No __X__

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                                      INDEX

                                                                            Page
                                                                          Number
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements.......................................  1

                  Consolidated Statements of Financial Condition at
                  September 30, 1999 and December 31, 1998...................  1

                  Consolidated Statements of Income
                  For the Three Months and Nine Months Ended
                  September 30, 1999 and 1998................................  2

                  Consolidated Statements of Cash Flows
                  For the Nine Months Ended September 30, 1999 and 1998......  3

                  Consolidated Statements of Stockholders' Equity
                  For the Nine Months Ended September 30, 1999 and 1998......  4

                  Notes to Consolidated Financial Statements.................  5


         Item 2.  Management's Discussion and Analysis.......................  6



PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K........................... 12



SIGNATURES                 .................................................. 13

EXHIBIT INDEX              .................................................. 14

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          September 30, 1999 and December 31, 1998


                                                  September 30,    December 31,
                                                       1999            1998
                                                   (Unaudited)
                                                  ------------    ------------
ASSETS
Cash and due from banks                           $  3,614,362    $  2,741,672
Interest-bearing deposits in banks                     261,948           2,649
Federal funds sold                                   1,975,000      12,525,000
Investments-Held to Maturity                           999,340       1,750,335
      (fair value Sep 1999, $1,006,268
              and Dec 1998, $1,780,700)
Investments-Available for Sale                       1,807,486         615,284


Loans receivable                                    52,690,306      48,869,077
   Less: Allowance for estimated loan losses          (563,305)       (562,747)
                                                  ------------    ------------
Net loans receivable                                52,127,001      48,306,330

Mortgage loans held for sale                                 0         259,000
Office building and equipment, net                   1,375,530       1,376,660
Other real estate owned                              1,035,215       1,297,835
Cash surrender value of life insurance               1,818,887       1,797,153
Accrued interest & other assets                      1,160,693         663,617
                                                  ------------    ------------

      Total assets                                $ 66,175,462    $ 71,335,535
                                                  ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
      Demand                                      $  8,798,752    $  8,552,053
      Savings, NOW and other time deposits          50,291,788      55,970,803
                                                  ------------    ------------
        Total deposits                              59,090,540      64,522,856
                                                  ------------    ------------

Accrued interest & other liabilities                   525,057         614,535
                                                  ------------    ------------

      Total liabilities                             59,615,597      65,137,391
                                                  ------------    ------------

STOCKHOLDERS' EQUITY
Common stock, no par value: 10,000,000 shares authorized:
876,492 issued and outstanding                       8,417,117       8,417,117
Retained earnings (deficit)                         (1,825,627)     (2,196,449)
Accumulated other comprehensive income(loss)           (31,625)        (22,524)
                                                  ------------    ------------

      Total stockholders' equity                     6,559,865       6,198,144
                                                  ------------    ------------

      Total liabilities and stockholders' equity  $ 66,175,462    $ 71,335,535
                                                  ============    ============

                       RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF INCOME
                       Three and Nine Months Ended September 30, 1999 and 1998
                                        (Unaudited)

                                                Three Months Ended            Nine Months Ended
                                           ---------------------------   ---------------------------
                                               Sept 30,     Sept 30,         Sept 30,    Sept 30,
                                                1999          1998            1999          1998
                                           ------------- -------------   ------------- -------------
Interest income:
         Interest and fees on loans        $  1,103,337  $  1,118,712    $  3,062,623  $  3,127,392
         Interest on securities                  27,120       138,521         173,330       292,327
         Interest on federal funds sold         103,761        50,057         307,950       202,252
         Interest on deposits in banks            2,057         1,585           3,949         5,945
                                           ------------- -------------   ------------- -------------
             Total interest income            1,236,275     1,308,875       3,547,852     3,627,916
                                           ------------- -------------   ------------- -------------

Interest expense:
         Interest on deposits                   601,155       761,269       1,834,932     2,151,636
                                           ------------- -------------   ------------- -------------

             Net interest income before
             provision for loan losses          635,120       547,606       1,712,920     1,476,280

Provision for loan losses                       125,000        30,000         192,500        45,000
                                           ------------- -------------   ------------- -------------
             Net interest income after
             provision for loan losses          510,120       517,606       1,520,420     1,431,280
                                           ------------- -------------   ------------- -------------

Non interest income:
         Secondary market loan fees              11,253        35,565          49,690        90,746
         Service charges on deposit accts        28,809         8,596          60,561        26,236
         Miscellaneous                           47,307        22,120         136,999        56,999
                                           ------------- -------------   ------------- -------------
             Total non interest income           87,369        66,281         247,250       173,981
                                           ------------- -------------   ------------- -------------

Non interest expense:
         Salaries and employee benefits         263,579       298,185         783,181       823,395
         Occupancy and equipment expense        113,989       101,831         319,231       277,238
         Gain on sale of assets                  14,065             0          38,822             0
         Gain on sale of AFS securities               0             0          15,402         7,687
         Other expense                          178,274       132,833         531,062       384,093
                                           ------------- -------------   ------------- -------------
             Total non interest expense         569,907       532,849       1,687,698     1,492,413
                                           ------------- -------------   ------------- -------------

Income before income taxes                       27,582        51,038          79,972       112,848

Income taxes(benefit)                          ( 94,840)     ( 49,533)       (290,850)     (142,233)
                                           ------------- --------------   ------------ --------------

Net income                                 $    122,422  $    100,571    $    370,822  $    255,081
                                           ============= =============   ============= =============

Earnings per share:
         Basic                             $       0.14  $       0.12    $       0.42  $       0.29
         Diluted                           $       0.13  $       0.12    $       0.38  $       0.29

Weighted average shares outstanding             876,492       876,055         876,492       862,150



                      RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Nine Months Ended September 30, 1999 and 1998
                                        (Unaudited)
                                                                       Nine Months Ended
                                                                -----------------------------
                                                                    Sept 30,        Sept 30,
                                                                      1999            1998
                                                                -------------   -------------
Cash Flows From Operating Activities:
      Net income                                                $    370,822    $    255,081
         Adjustments to reconcile net income to
         net cash provided by (used in) operating activities:
             Depreciation                                            113,490         118,575
             Loss on sale of investment securities                    15,402           7,687
             Provision for loan losses                               192,500          45,000
             Gain on sale other assets                               (38,222)              0
             Accretion/Amortization of securities-net                    603            (452)
             Net decrease in mortgage loans held for sale            259,000        (576,050)
         (Increase)decrease in assets:
             Interest receivable                                     (22,563)         11,237
             Other assets                                           (496,247)     (1,741,014)
         Increase(decrease) in liabilities:
             Accrued interest                                       (226,264)         60,410
             Other liabilities                                       136,786         (87,751)
                                                                -------------   -------------
         Total adjustments                                           (65,515)     (2,162,358)
                                                                -------------   --------------
      Net cash provided by (used in) operating activities            305,307      (1,907,277)
                                                                -------------   --------------

Cash Flows From Investing Activities:
         Net increase in interest-bearing deposits                  (259,299)         (2,470)
         Proceeds from sales of available for sale securities         80,548         141,316
         Net (increase) decrease in federal funds sold            10,550,000        (629,000)
         Purchase of available for sale securities                (1,796,860)       (138,200)
         Proceeds from maturities of held to maturity securities   1,500,000       2,500,000
         Purchase of held to maturity securities                    (250,000)              0
         Net proceeds on other real estate                           300,842         449,276
         Purchases of premises and equipment                        (112,361)        (39,112)
         Net increase in loans                                    (4,013,171)     (5,005,115)
                                                                -------------   -------------
      Net cash provided by (used in) investing activities          5,999,699      (2,723,305)
                                                                -------------   -------------

Cash Flows From Financing Activities:
      Net increase(decrease) in deposits                          (5,432,316)      4,079,592
                                                                -------------   -------------
      Net cash provided by (used in) financing activities         (5,432,316)      4,079,592

Net (decrease)increase in cash and cash equivalents                  872,690        (550,990)
Cash and due from banks, beginning                                 2,741,672       2,671,051
                                                                -------------   -------------
Cash and due from banks, ending                                 $  3,614,362    $  2,120,061
                                                                =============   =============

Supplemental  disclosure of cash flow information
         Cash paid during the period for:
             Interest                                           $  2,061,196    $ 2,091,225
                                                                =============   ============

             Income taxes                                       $          0    $    10,267
                                                                =============   ============

Supplemental schedule of noncash investing activities:
Net changes in unrealized gain on securities
available for sale                                              $     (9,101)    $   38,075
                                                                ==============   ===========


                       RIDGESTONE FINANCIAL SERVICES, INC.  AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          Nine Months Ended September 30, 1999 and 1998

                                                                           Accumulated
                                                            Retained          Other
                                              Common        Earnings      Comprehensive
                                              Stock         (Deficit)     Income (Loss)       Total
                                          -------------   -------------   -------------   -------------
Balances, December 31, 1997               $  7,721,399    $ (1,837,493)   $    (20,606)   $  5,863,300
Stock Dividend                                 690,333        (690,333)

Comprehensive income:
     Net income                                                255,081                         255,081

     Change in unrealized gain
     on available for sale securities                                           38,075          38,075
                                                                                          -------------
     Total comprehensive income                                                                293,156
                                          -------------   -------------   -------------   -------------
Balances, September 30, 1998              $  8,411,732    $ (2,272,745)   $     17,469    $  6,156,456
                                          =============   =============   =============   =============

Balances, December 31, 1998               $  8,417,117    $ (2,196,449)        (22,524)   $  6,198,144

Comprehensive income:
     Net income                                                370,822                         370,822

     Change in unrealized gain
     on available for sale securities                                           (9,101)         (9,101)
                                                                                          -------------

     Total comprehensive income                                                                361,721
                                          -------------   -------------   -------------   -------------
Balances, September 30, 1999              $  8,417,117    $ (1,825,627)   $    (31,625)   $  6,559,865
                                          =============   =============   =============   ============



               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1999 and 1998
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Ridgestone Financial Services, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Ridgestone Bank (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 - COMPARATIVE DATA

Comparative statements of income for the three and nine months and cash flows for the nine months ended September 30, 1999 and September 30, 1998 have been presented.

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

The following is a discussion of the Company's Financial Condition and Results of Operations as of and for the three and nine months ended September 30, 1999.


Financial Condition

Total Assets. Total assets of the Company as of September 30, 1999 were $66,175,462 compared to $71,335,535 as of December 31, 1998, a decrease of 7%. This decrease in total assets is related to the Company's efforts to expand its loan portfolio and control deposit growth to further improve earnings. While this strategy has resulted in a decline in total assets, it has also resulted in an increase in net interest income and an improvement in the Bank's net interest margin.

Cash and Cash Equivalents. Cash and interest bearing deposits, which represents cash maintained at the Bank and funds that the Bank and the Company have deposited in other financial institutions, was $3,876,310 at September 30, 1999, compared to $2,744,321 as of December 31, 1998. The Bank reported $1,975,000 of federal funds sold (which are inter-bank funds with daily liquidity) on September 30, 1999 compared to $12,525,000 on December 31, 1998. The $10,550,000
decrease in federal funds sold is primarily a result of a decline in deposits and the use of cash to fund loan growth.

Investment Securities. The Company's investment portfolio consists of (i) securities purchased with the intent to hold the securities until they mature and (ii) securities placed in the available for sale category which may be liquidated to provide cash for operating or financing purposes. The securities held-to-maturity portfolio was $999,340 at September 30, 1999 compared to $1,750,335 at December 31, 1998, a decrease of $750,995, primarily as a result of securities which matured. The securities available-for-sale portfolio was $1,807,486 at September 30, 1999 compared to $615,284 at December 31, 1998, an increase of $1,192,202, which was primarily due to a reinvestment of certain funds into repurchase agreements.

Loans. Total loans prior to the allowance for estimated loan losses were $52,690,306 as of September 30, 1999, compared to $48,869,077 as of December 31, 1998, an increase of 8%.

At September 30, 1999, the mix of the loan portfolio included Commercial loans of $11,990,000 or 23% of total loans; Commercial Real Estate loans of $22,182,000 or 42% of total loans; Residential Real Estate loans of $15,142,000 or 29% of total loans; and Consumer loans of $3,376,000 or 6% of total loans.

Allowance for Loan Losses. The allowance for estimated loan losses was $563,305 or 1.07% of gross loans on September 30, 1999 compared to $562,747 or 1.15% of gross loans at December 31, 1998. In accordance with Financial Accounting Standards Board ("FASB") Statements No. 5 and 114, the allowance is provided for losses that have potentially been incurred based on the Bank's outstanding loan balance as of the balance sheet date. The Bank evaluates the adequacy of the loan loss reserve based on past events and current economic conditions, and does not include the effects of potential losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions which are then unknown to the Bank. For additional information regarding the Company's allowance for loan losses, see "Results of Operations - Provision for Loan Losses" below.

In the third quarter of 1999, the Bank charged $11,579 against the loan loss reserve which related to a consumer loan charge off.

On September 30, 1999, the Company had $1,035,215 in Other Real Estate Owned compared to $1,297,835 on December 31, 1998. This decrease was the result of the sale of real estate assets owned by the Bank.

Deposits. As of September 30, 1999, total deposits were $59,090,540 compared to $64,522,856 at December 31, 1998, a decrease of 8%. For more information on deposits, see "Total Assets" above.

Liquidity. For banks, liquidity generally represents the ability to meet withdrawals from deposits and the funding of loans. The assets that provide liquidity are cash, federal funds sold and short-term loans and securities. Liquidity needs are influenced by economic conditions, interest rates and competition. Management believes the Bank will be able to meet liquidity demands as the Bank's loan growth continues. The Bank's loan-to-deposit funds ratio prior to loan loss reserve on September 30, 1999 was 89%.

Asset/Liability Management. Closely related to liquidity management is the management of interest-earning assets and interest-bearing liabilities. The Company manages its rate sensitivity position to avoid wide swings in net interest margins and to minimize risk due to changes in interest rates.

Changes in net interest income, other than volume related changes, arise when interest rates on assets reprice in a time frame or interest rate environment that is different from the repricing period for liabilities. Changes in net interest income also arise from changes in the mix of interest-earning assets and interest-bearing liabilities.

The Company currently does not expect to experience any material fluctuations in its net interest income in the short term as a consequence of changes in interest rates.


Results of Operations

Net Income. Net income for the three-month period ended September 30, 1999 increased by $21,851 to $122,422 as compared to net income of $100,571 in the same period of 1998. For the nine month period ended September 30, 1999, the Company reported net income of $370,822 which compares favorably to net income of $255,081 for the nine months ended September 30, 1998. A tax benefit related to a tax loss carryforward accounted for $94,840 and $290,850 of net income for the three and nine months ended September 30, 1999, respectively.

Net Interest Income. Net interest income before provision for loan losses for the three and nine months ended September 30, 1999 was $635,120 and $1,712,920 compared to $547,606 and $1,476,280 for the same periods in 1998, an improvement of 16% in each period. Contributing to the increase in net interest income was an overall lower cost of funds. The Bank's net interest margin improved from 3.27% at September 30, 1998 to 3.70% at September 30, 1999. Total interest income for the three and nine months ended September 30, 1999 decreased by $72,600 and $80,064 respectively, as compared with the same periods in 1998, while total interest expense decreased by $160,114 and $316,704.

Provision  for  Loan  Losses.   The  provision  for  loan  losses  is  based  on
management's evaluation of factors such as the local and national economy and the risks associated with the loans in the portfolio.

As a result of increasing balances in the loan portfolio and loan charge-offs during the nine months ended September 30, 1999, the loan loss reserve as a percentage of gross loans is slightly below the levels historically maintained by the Bank. During the nine month period ended September 30, 1999, a $192,500 provision was made to the loan loss reserve to build the reserve to adequate levels. Management anticipates continued growth in the loan portfolio and intends to make additional provisions during the fourth quarter of 1999 which will build the reserve to a higher percentage of gross loans.

Non-Interest Income. Total non-interest income (excluding any gains or losses on the sale of assets and securities) was $87,369 for the three months ended September 30, 1999 compared to $66,281 for the same period in 1998, an increase of $21,088 or 32%. Total non-interest income (excluding any gains or losses on the sale of assets and securities) was $247,250 for the nine months ended September 30, 1999 compared to $173,981 for the same period in 1998, an increase of 42%.

Non-Interest Expense. Total non-interest expenses (excluding any gains or losses on the sale of securities and assets) were $555,842 for the three months ended September 30, 1999 compared to $532,849 for the same period in 1998, an increase of 4%. Total non-interest expenses (excluding any gains or losses on sale of assets and securities) were $1,633,474 for the nine months ended September 30, 1999 compared to $1,484,726 for the same period in 1998, an increase of 10% from the prior period in 1998. The majority of the increase in non-interest expenses is attributed to two areas, benefit plans and occupancy expense. The majority of the benefit plan expense is offset by income related to the benefit plans in non-interest income, and the increase in occupancy expense is primarily due to an accounting change in the treatment of expenses related to Other Real Estate Owned.


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

                               Vendor-
  Internal Mission-critical   certified
    Software Category         Compliant?     Status of Testing/Replacement
--------------------------------------------------------------------------------
Operating systems                 Yes    Testing complete - satisfactory
--------------------------------------------------------------------------------
Banking platform applications     Yes    Testing Phase 1 complete - satisfactory
                                         Testing Phase 2 complete - satisfactory
--------------------------------------------------------------------------------
On-line PC banking                Yes    Testing complete - satisfactory
                                         Implementation - in process
--------------------------------------------------------------------------------
Telephone banking                 Yes    Replacement configuration in process
--------------------------------------------------------------------------------
Loan documentation                Yes    Testing complete - satisfactory
--------------------------------------------------------------------------------
Document management               Yes    Testing complete - satisfactory
--------------------------------------------------------------------------------
Contact management                Yes    Testing complete - satisfactory
--------------------------------------------------------------------------------
General office applications       Yes    Testing complete - satisfactory
--------------------------------------------------------------------------------
Data warehousing                  Yes    Testing complete - satisfactory
--------------------------------------------------------------------------------

All the Bank's internal software systems are vendor-certified compliant and have been successfully tested for Y2K compliance. Portions of the telephone banking and loan documentation systems are undergoing final configuration. Management anticipates such configuration will be completed prior to December 31, 1999.

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

Y2K Compliance Costs. The Bank outsources a majority of its information processing, and its internal computer systems generally rely on software provided by third-party vendors. As a result, the Bank has incurred very little cost to date, less than $5,000, in assessing its internal readiness. The Bank will incur additional remediation costs which are not expected to be material, generally in connection with (i) its continuing dialog with vendors and customers to assess their readiness, (ii) the final configuration of one new system, and (iii) contingency planning and status updates. The Bank currently expects that such additional costs will not exceed $5,000.

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

Another area of risk to the Bank lies with consumer deposit behavior. If a significant number of customers were to withdraw substantial amounts of deposits, the Bank could face a shortage of liquid assets. Management is increasing the levels of cash on hand to meet potential demands, and expects to be able to meet such cash demands satisfactorily.

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

The Bank's contingency plans address the potential responses of the Bank in the event that Y2K problems arise in any of over 35 areas, ranging from ATM and electronic banking systems to core loan, accounting and general ledger systems. Depending on the system and the time period during which it is affected, the contingency plans contemplate that the Bank may engage alternate procedures and/or alternate third-party service providers to restore functionality. For certain mission critical services that the Bank currently outsources, alternate service providers may not be available. In those instances, however, the Bank has received assurance from those providers that they are or will be Y2K compliant.

Although the Bank has taken many steps to ensure that Y2K will not adversely impact its results of operations or financial condition, there can be no assurance that it will not have such an effect. Whether the Bank will experience adverse effects as a result of Y2K will depend on certain risks and factors including risks associated with (i) Y2K readiness of the vendors who supply the Bank with critical information processing, credit delivery and other services;
(ii) Y2K readiness of the Bank's key commercial customers; (iii) unanticipated expenses associated with ongoing assessment or remediation of potential internal Y2K problems which could affect the Bank's operations; (iv) the potential inadequacy or failure of the testing procedures used by the Bank in performing its internal Y2K assessments; (v) the inaccuracy of Y2K compliance certification received by the Bank from certain outside vendors regarding those vendors' systems which are used by the Bank; and (vi) the failure of the Bank to design or successfully implement adequate contingency plans related to potential internal or external Y2K non-compliance, or the failure of successfully implemented contingency plans to allow the Bank to continue its operations in the ordinary course.


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

Item 6.  Exhibits and Reports on Form 8-K

         a.       Exhibits


         27       Financial Data Schedule
                    (EDGAR version only)


         b.       Reports on Form 8-K

                  The Company did not file a Current Report on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES


          In  accordance  with  the   requirements  of  the  Exchange  Act,  the
registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RIDGESTONE FINANCIAL SERVICES, INC.


Date:   November 12, 1999               /s/ Paul E. Menzel
      ---------------------             ----------------------------------------
                                        Paul E. Menzel
                                        President


Date:   November 12, 1999               /s/ William R. Hayes
      ---------------------             ----------------------------------------
                                        William R. Hayes
                                        Vice President and Treasurer

                                  EXHIBIT INDEX

Exhibit Number

         a.       Exhibits


27       Financial Data Schedule
         (EDGAR version only)