Form 10KSB
period 1999-12-31
RIDGESTONE FINANCIAL SERVICES INC
filed 2000-03-16
CIK 1001791

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

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

Issuer's telephone number: (262) 789-1011

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, no par value
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .
                                                                      ---   ---

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10KSB. [ ]

Issuer's revenues for its most recent fiscal year:  $5,144,012

Aggregate market value of voting stock held by non-affiliates of the issuer as of February 1, 2000: $5,330,822

Number of shares of common stock,  no par value,  outstanding  on March 1, 2000:
876,492

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2000 Annual Meeting (incorporated by reference into Part
III)

Transitional Small Business Disclosure Format:  Yes    ; No  X
                                                    ---     ---

                       Ridgestone Financial Services, Inc.

                                 Index to Annual
                              Report on Form 10-KSB
                   For The Fiscal Year Ended December 31, 1999

                                                                            Page


Part I .......................................................................1
         Item 1.   Description of Business....................................1
         Item 2.   Description of Property....................................8
         Item 3.   Legal Proceedings..........................................8
         Item 4.   Submission of Matters to a Vote of Security Holders........8

Part II ......................................................................8
         Item 5.   Market for Common Equity and Related Stockholder
                     Matters .................................................8
         Item 6.   Management's Discussion and Analysis.......................9
         Item 7.   Financial Statements......................................24
         Item 8.   Changes In and Disagreements With Accountants
                     on Accounting and Financial Disclosure..................53

Part III ....................................... ............................53
         Item 9.   Directors, Executive Officers, Promoters and
                   Control Persons; Compliance With Section 16(a)
                     of the Exchange Act ....................................53
         Item 10.  Executive Compensation....................................53
         Item 11.  Security Ownership of Certain Beneficial Owners
                     and Management..........................................53
         Item 12.  Certain Relationships and Related Transactions............53
         Item 13.  Exhibits and Reports on Form 8-K..........................53

SIGNATURES...................................................................54

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

The Bank was the first bank in Wisconsin to introduce full-service PC banking, called RidgeStone Connect,K to consumers. This on-line service enables the Bank's customers to access their accounts in real time, pay bills, transfer funds, access lines of credit, exchange e-mail and view product and rate information. Approximately 49% of the Bank's consumer checking account customers were enrolled in RidgeStone ConnectK as of December 31, 1999. In 2000, the Bank introduced two business versions of RidgeStone ConnectK to its commercial clients and plans to offer these PC banking services over the internet in the near future.

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

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Annual Report on Form 10-KSB are Aforward-looking statements@ intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company Abelieves,@ Aanticipates,@ Aexpects,@ or other words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those contemplated in the forward-looking statements. Such risks include, among others: interest rate trends, the general economic climate in the Company's market area, loan delinquency rates, and legislative enactments or regulatory changes which adversely affect the business of the Company and/or the Bank. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements. The forward-looking statements included herein are only made as of the date of this Annual Report on Form 10-KSB and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Business Strategy

The Bank's strategy is to concentrate on the financial service needs of individuals and small businesses providing them with quality service, products and on-site decision making. The Bank pursues this strategy by attracting highly-qualified employees and utilizing state-of-the-art technology, both in its operations and in the services it provides its customers. The Bank also directs its marketing efforts toward a customer base it identifies as having the potential to be highly profitable.

Loan Products

The Bank offers a full range of retail and commercial lending services, including commercial revolving lines of credit, residential and commercial real estate mortgage loans, consumer loans and equipment financing. These loan products are discussed below.

Although the Bank's management takes a competitive approach to lending, it stresses high quality in its loans. To promote such quality lending, the Board of Directors of the Bank has established maximum lending authority for each loan officer. Each loan request exceeding a loan officer's authority has to be approved by one or more senior officers. On a monthly basis, the entire Board of Directors of the Bank reviews all loans over $25,000 made in the preceding month. In addition, the Loan Committee of the Board of Directors of the Bank reviews loans over $250,000 for prior approval when the loan request exceeds the established limits of senior loan officers. The Loan Committee of the Bank reviews loans with aggregate principal amounts between the lending officer's lending authority and $250,000. The Loan Committee is comprised of the President of the Bank, the Executive Vice President and a Senior Commercial Lender. Because of the Bank's local nature, management believes that quality control is achievable while still providing prompt and personal service.

Management of the Bank has established relationships with a correspondent bank and other independent financial institutions to provide other services required by its customers, including loan participations. As of December 31, 1999, the Bank had a lending limit of $1,240,000. The Bank is able to attract business loans beyond its lending limit by using bank participations with other banks in Wisconsin. Likewise, the Bank has purchased participations from other area Wisconsin financial institutions.

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

The Bank's commercial loan portfolio totaled $16,956,230 as of December 31, 1999, and consisted primarily of lines of credit and loans to businesses. Commercial lines of credit are generally used for the purpose of financing working capital and may be secured with current assets of the borrower. Commercial loans are written for a period of greater than one year, are amortized over a period of five to seven years and are used principally for financing fixed asset expenditures. Commercial loans are generally secured with the fixed assets of the borrower.

Real Estate Commercial Loans. As of December 31, 1999, the Bank had $14,927,167 of real estate commercial loans outstanding. These loans were generally made for the purpose of purchasing manufacturing facilities, warehouses, office buildings and multiple family commercial real estate holdings.

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

Supervision and Regulation

General. The operations of financial institutions, including banks and bank holding companies, are highly regulated, both at the federal and state levels. Numerous statutes and regulations affect the business of the Company and the Bank. To the extent that the information below is a summary of statutory provisions, such information is qualified in its entirety by reference to the statutory provisions described. There are additional laws and regulations having a direct or indirect effect on the business of the Company or the Bank.

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

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the "Act") made significant changes in the laws governing financial institutions, including changes which expand the permissible range of activities for bank holding companies and their affiliates (including non-banking financial activities); permit affiliations between banks, securities firms and insurance companies; make substantial changes in the regulatory structure for financial institutions; prohibit new unitary savings and loan holding companies; make changes to the Community Reinvestment Act of 1977; and enact substantial new financial privacy rules. The new financial privacy rules may impose some additional regulatory burden on the Bank. It is too early to make specific predictions about how the Act will otherwise impact the Bank and the Company.

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

As described above, the Act now permits banks and bank holding companies to engage in non-banking financial activities. In order for a bank or a bank holding company to engage in such activities, however, the bank holding company must comply with certain capital and asset requirements and elect to become a financial holding company with the Federal Reserve Board of Governors. At this time, the Company has not made such an election, nor does it plan to do so in the immediate future. Therefore, subject to a future election to financial holding company status, the Company remains under the rules of the BHCA. Under the BHCA, the Company is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or a bank holding company, and neither the Company nor any subsidiary may engage in any business other than banking, managing or controlling banks or furnishing services to or performing services for its subsidiaries. After notice to or approval of the Board, the Company may, however, own more than 5% of the shares of a company the activities of which the Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, and the bank holding company itself may engage in such activities. The Company has no pending acquisition plans.

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

Employees

As of December 31, 1999, the Company and the Bank together employed 17 full-time and 8 part-time employees, including three personal bankers, an investment officer, six operations specialists, seven customer service representatives, a cashier, a receptionist, a courier, two commercial loan officers, a senior officer in charge of retail banking, a technology specialist and the Bank president.

Directors and Executive Officers

The directors of the Company and the Bank as of February 28, 2000 were as follows:

Name of Director                            Principal Occupation
----------------                            --------------------

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

Charles N. Ackley           Retired

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

Charles G. Niebler          President of Eye Care Vision Centers

James E. Renner             Owner of Renner Oldsmobile and Renner Mitsubishi

Richard A. Streff           Chairman of the Board of Streff Advertising, Inc.

William J. Tetzlaff         President of Tetzlaff Associates, Inc., a consulting
                            services company; Vice President of Around the Globe
                            Travel, a travel agency

The executive officers of the Company and the Bank as of February 28, 2000 were as follows:

Name of Executive Officer                       Position
-------------------------                       --------

Paul E. Menzel              President and Chief Executive Officer of the Company
                            and the Bank

William R. Hayes            Vice President and Treasurer of the Company and Vice
                            President, Cashier/Controller of the Bank

Christine V. Lake           Vice  President  and  Secretary  of the  Company and
                            Executive  Vice  President and Secretary of the Bank

Item 2.  Description of Property

The Company has leased space at 13925 West North Avenue, Brookfield, Wisconsin for use as the Bank's main office and the Company's headquarters. The lease has a five-year term with renewal and purchase options. In 1999, the Bank took over additional retail space which became available within the building housing its main office. Once the remodeling of this additional space is completed, the Bank's main office will occupy approximately 7,497 square feet of a larger shopping mall that houses various retail establishments.

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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders of the Company for a vote during the fourth quarter of the year ended December 31, 1999.

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Company's common stock has traded in the over-the-counter market under the symbol "RFSV" since the completion of the Company's initial public offering in November 1995. High and low bid prices, as reported on the OTC Bulletin Board, and as adjusted to reflect a 5% stock dividend paid on the Company's common stock on May 21, 1998, for each quarter within the last two fiscal years were as follows:

              1998                         High         Low
              ----                         ----         ---

          1st Quarter                     $18.25       $16.43

          2nd Quarter                     $18.25       $16.70

          3rd Quarter                     $18.75       $16.00

          4th Quarter                     $16.00       $12.00


              1999                         High         Low
              ----                         ----         ---

          1st Quarter                     $12.38       $10.00

          2nd Quarter                     $11.75       $ 9.00

          3rd Quarter                      $9.75       $ 8.50

          4th Quarter                      $8.50       $ 7.00


These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. These quotations do not include intra-day highs and lows. On December 31, 1999, there were approximately 37 owners of record and approximately 459 beneficial owners of the Company's common stock.

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

Wisconsin banking laws restrict the payment of cash dividends by state banks by providing that (i) dividends may be paid only out of a bank's undivided profits, and (ii) prior consent of the Department is required for the payment of a dividend which exceeds the current year's income if dividends declared have exceeded net profits in either of the two immediately preceding years. Additionally, the various bank regulatory agencies have authority to prohibit a bank regulated by them from engaging in an unsafe or unsound practice. The payment of a dividend by a bank could, depending upon the circumstances, be considered such an unsafe or unsound practice. In the event that (i) the FDIC or the Department should increase minimum required levels of capital; (ii) the total assets of the Bank increase significantly; (iii) the income of the Bank decreases significantly; or (iv) any combination of the foregoing occurs, then the Board of Directors of the Bank may decide or be required by the FDIC or the Department to retain a greater portion of the Bank's earnings to achieve or maintain the required capital. In addition to the foregoing, generally speaking, Wisconsin corporations such as the Company are prohibited by the Wisconsin Business Corporation Law from paying dividends while they are insolvent or if the payment of dividends would render them unable to pay debts as they come due in the usual course of business.


Item 6.  Management's Discussion and Analysis

Comparison of Operating Results for the Years Ended December 31, 1999 and December 31, 1998

Net Income. Net income for the fiscal year ended December 31, 1999 increased by 45% to $479,178 compared with net income of $331,377 for fiscal 1998. Earnings per share rose by 49% to $0.55 per diluted common share for fiscal 1999 compared to $0.37 per diluted common share for fiscal 1998. A tax benefit related to a tax loss carryforward accounted for $375,035 of net income for fiscal 1999 and $202,500 of net income for fiscal 1998.

Interest Income. Interest income consists primarily of interest on loans (including loan fees), securities, federal funds sold, and interest-bearing deposits at other financial institutions. Total interest income for the year ended December 31, 1999 was $4,831,816 compared to $4,940,943 for the year ended December 31, 1998, a decrease of $109,127 or 2%. This decrease was primarily the result of overall lower asset yields. The interest yield on average earning assets declined to 7.93% in fiscal 1999 compared to 8.17% in fiscal 1998. The reason for the decline in interest yields in 1999 as compared to 1998 is due primarily to the Federal Reserve's actions in reducing interest rates in the third and fourth quarters of 1998.

Interest Expense. Interest expense primarily represents interest paid to depositors. Interest expense decreased to $2,417,939 in fiscal 1999 from $2,881,181 in fiscal 1998, a decrease of $463,242 or 16%. The decrease in interest expense was primarily due to an overall decrease in the interest yield on interest-bearing liabilities from 5.52% in 1998 to 4.68% in 1999. Also contributing to lower interest expense was a shift in balances of higher cost time deposits to lower cost money market accounts and a decline in balances of higher cost time deposits.

Set forth below is a summary of the Company's average deposits and interest paid on such deposits during fiscal 1999 and fiscal 1998.

                                                   Rate                    Rate
                                        1999       Paid         1998       Paid
                                        ----       ----         ----       ----

Non interest-bearing demand         $ 8,697,185      --     $ 6,489,824      --
Interest-bearing demand               1,683,475    1.06%      1,454,223    1.72%
Money market accounts                30,601,480    4.64%     24,363,265    5.29%
Savings deposits                      1,590,674    2.12%      1,258,761    2.77%
Time deposits                        17,738,976    5.34%     25,075,721    6.11%
                                    -----------    -----    -----------    -----
     Total deposits                 $60,311,790    4.01%    $58,641,794    4.91%
                                    ===========    =====    ===========    =====

Net Interest Income. Net interest income represents the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. Net interest income was $2,413,877 for the year ended December 31, 1999, an increase of $354,115 or 17% compared with net interest income of $2,059,762 for the year ended December 31, 1998. The $463,242 decrease in interest costs, driven primarily by a reduction in deposit interest rates and decreasing balances in time deposits, more than offset the $109,127 decline in interest income. The net interest margin increased to 3.96% at December 31, 1999 from 3.41% at December 31, 1998.

The following table sets forth an analysis of the interest rates and interest differential of the Company's earning assets, which earn interest income, and interest bearing liabilities, which accrue interest expense, for fiscal 1999 and fiscal 1998.

                                                             Average Balance Sheet and
                                                          Analysis of Net Interest Income
                                                              Year Ended December 31,
                                                      1999                               1998
                                        --------------------------------   --------------------------------
                                          Average       Related    Yield     Average      Related     Yield
                                          Balance       Interest   Rate      Balance      Interest    Rate
                                        -----------   ----------   -----   -----------   ----------   -----
Earning assets:
    Deposits in bank                    $    98,958   $    6,025   6.09%   $   105,954   $    7,553   7.13%
    Investments (taxable)                 5,274,559      276,087   5.23%     3,690,491      237,396   6.43%
    Funds sold and securities
      purchased under
      agreements to resell                5,488,217      286,165   5.21%     7,721,729      411,276   5.33%
    Loans (a)                            50,068,153    4,263,539   8.52%    48,971,885    4,284,718   8.75%
                                        -----------   ----------           -----------   ----------

      Total earning assets              $60,929,887   $4,831,816   7.93%   $60,490,059   $4,940,943   8.17%
                                        ===========   ==========   =====   ===========   ==========   =====

Interest-bearing liabilities:
    NOW accounts                        $ 1,683,475   $   17,908   1.06%   $ 1,454,223   $   25,039   1.72%
    Savings accounts                      1,590,674       33,694   2.12%     1,258,761       34,839   2.77%
    Money market accounts                30,601,480    1,418,807   4.64%    24,363,265    1,289,271   5.29%
    Time deposits                        17,738,976      947,530   5.34%    25,075,721    1,532,032   6.11%
                                        -----------   ----------           -----------   ----------
      Total interest-bearing liabs      $51,614,605   $2,417,939   4.68%   $52,151,970   $2,881,181   5.52%
                                        ===========   ==========   =====   ===========   ==========   =====


Interest spread (b)                                   $2,413,877   3.25%                 $2,059,762   2.65%
                                                      ==========   =====                 ==========   =====

Interest margin (c)                                   $2,413,877   3.96%                 $2,059,762   3.41%
                                                      ==========   =====                 ==========   =====

----------

(a) Non-accruing loans are included in the computation of average balances. Loan interest income includes net loan fees.

(b) The interest spread is the difference between the yield on earning assets and the yield on interest-bearing liabilities.

(c) The interest margin is the net interest income divided by total earning assets.

The following table describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the Company's interest income and interest expense for the period indicated.

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


                                                   Rate/Volume Analysis of Net Interest Income
                                                           Year Ended December 31, 1999
                                                                   Compared to
                                                           Year Ended December 31, 1998
                                            ---------------------------------------------------------

                                                                 Increase (Decrease) Due To
                                            ---------------------------------------------------------
                                                                             Rate/
                                              Volume           Rate          Volume           Net
                                            ----------      ----------      ---------      ----------

Earning assets:

    Deposits in bank                        $    (499)      $  (1,102)      $     73       $  (1,528)

    Investments (taxable)                     101,897         (44,224)       (18,982)         38,691

    Funds sold and securities purchased
      under agreements to resell             (118,962)         (8,652)         2,503        (125,111)

    Loans                                      95,917        (114,531)        (2,565)        (21,179)
                                            ----------      ----------      ---------      ----------

      Total earning assets                  $  78,353       $(168,509)      $(18,971)      $(109,127)
                                            ==========      ==========      =========      ==========



Interest-bearing liabilities:

    NOW accounts                            $   3,947       $  (9,570)      $ (1,509)      $  (7,132)

    Savings accounts                            9,186          (8,176)        (2,156)         (1,146)

    Money market accounts                     330,118        (159,693)       (40,889)        129,536

    Time deposits                            (448,247)       (192,607)        56,354        (584,500)
                                            ----------      ----------      ---------      ----------
      Total interest-bearing liabilities    $(104,996)      $(370,046)      $ 11,800       $(463,242)
                                            ----------      ----------      ---------      ----------
      Net change in net interest income     $ 183,349       $ 201,537       $ 30,771       $ 354,115
                                            ==========      ==========      =========      ==========


Provision for Loan Losses. The provision for loan losses is based on management's evaluation of factors such as the local and national economies and the risks associated with the loans in the portfolio. In accordance with Financial Accounting Standards Board (AFASB@) Statements No. 5 and 114, the allowance is provided for losses that have potentially been incurred based on the Bank's outstanding loan balance as of the balance sheet date. The Bank evaluates the adequacy of the loan loss reserve based on past events and current economic conditions, and does not include the effects of potential losses on specific loans or groups of loans that are related to future events or changes in economic conditions which are then unknown to the Bank.

For each year ending December 31, the determination of additions to the loan loss reserve charged to operating expenses was based on an evaluation of the loan portfolio, current domestic economic conditions, and other factors.

The Company made a loan loss provision of $282,500 in 1999 compared with $65,000 in 1998. The increased provision was made to bring the reserve to adequate levels as a result of increasing balances in the loan portfolio and loan charge-offs during 1999. During fiscal 1999, the Bank charged $191,977 against the loan loss reserve, which related primarily to a commercial loan whose guarantors filed personal bankruptcy. The Bank also reduced Other Real Estate Owned by $356,815 as a result of the sale of real estate assets owned by the Bank and reclassification of $35,082 of prior year expenses.

As of December 31, 1999, the Company's loan loss reserve was $653,270 or 1.26% of outstanding loans compared to $562,747 or 1.15% of outstanding loans at December 31, 1998.

Set forth below is an analysis of the Company's provision for loan losses.

                         Summary of Loan Loss Experience
                            And Loan Loss Provisions

                                                      1999              1998
                                                      ----              ----
Beginning loan loss reserve                         $562,747          $624,740
Charge-offs:

     Commercial                                            0                 0
     Real Estate:
          Construction                                     0                 0
          Commercial                                 179,396           122,489
          Other Mortgages                                  0                 0
     Installment-consumer                             12,581             4,504

Recoveries:
     Commercial                                            0                 0
     Real Estate:
          Construction                                     0                 0
          Commercial                                       0                 0
          Other Mortgages                                  0                 0
     Installment-consumer                                  0                 0
                                                    --------          --------
Net charge-offs                                     $191,977          $126,993
Additions charged to operations                      282,500            65,000
                                                    --------          --------
Balance at end of period                            $653,270          $562,747
                                                    ========          ========
Ratio of net charge-offs during the period to
average loans outstanding during the period            0.38%             0.26%


Noninterest Income. Total noninterest income consisted of service charges on deposit accounts, secondary market loan fees, merchant credit card processing services, commission income generated by the investment center and employee benefit plan income. Total noninterest income (excluding losses on the sale of securities) was $327,598 for fiscal 1999 compared to $289,859 for fiscal 1998, an increase of $37,739 or a 13% improvement. The Bank instituted a service charge program on business checking accounts, surcharges on noncustomer ATM transactions and increased miscellaneous charges on both business and consumer accounts during 1999. These service charge changes accounted for a $50,156 increase in service charge income over 1998. However, due to a higher interest rate environment during 1999, secondary mortgage loan originations declined which caused secondary market loan fee income to be reduced by $97,829 from fiscal 1998. A portion of the increase in noninterest income was related to a $104,832 increase in the cash surrender value of life insurance.

Noninterest Expenses. Total noninterest expenses consisted primarily of salaries and employee benefits, occupancy and equipment expenses, professional fees, data processing fees, and employee benefit plans. Total noninterest expenses for fiscal 1999 (excluding losses on the sale of assets) were $2,291,227 compared to $2,137,760 for fiscal 1998, an increase of $153,467 or 7%. The majority of the increase in noninterest expenses is attributed to employee benefit plans and occupancy expenses. The bulk of the employee benefit plan expense is offset by income related to the employee benefit plans in noninterest income while the increase in occupancy expense is primarily due to increases in rent and repairs related to Other Real Estate Owned.

In fiscal 1999, the Bank's FDIC premiums were assessed at $7,275 as required by federal law.

Selected Financial Ratios. Set forth below are selected financial ratios of the Company for fiscal 1999 and fiscal 1998:

                                                       1999          1998
                                                       ----          ----
    Return on average assets                           0.71%         0.51%
    Return on average equity                           7.38%         5.60%
    Dividend payout ratio on common stock              NONE        208.30%(a)
    Average equity to average assets                   9.61%         9.02%
----------
(a) This number reflects a 5% stock dividend on the Company's common stock paid on May 21, 1998.

Provision for Income Taxes. A tax benefit of $375,035 was recognized in fiscal 1999 resulting from a net operating loss carryforward, which will be utilized to reduce taxable income in future periods.

Comparison of Operating Results for the Years Ended December 31, 1998 and December 31, 1997

Net Income. For the fiscal year ended December 31, 1998, the Company reported a profit of $331,377 or $0.37 per diluted common share compared to a profit of $41,633 or $0.05 per diluted common share for fiscal 1997. This was an increase in 1998 earnings of $289,744, or 696% over fiscal 1997. A tax benefit related to a tax loss carryforward accounted for $202,500 of net income for fiscal 1998. Additionally, the increased earnings was attributable to increased loan growth, improved margins and greater fee income generation in loans.

Interest Income. Interest income consists primarily of interest on loans (including loan fees), federal funds sold, securities and interest-bearing deposits at other financial institutions. Total interest income for the year ended December 31, 1998 increased to $4,940,943 from $3,706,879 for the year ended December 31, 1997, an increase of $1,234,064 or 33%. This increase was primarily the result of greater average outstanding balances in earning assets, which grew by $14,311,075 or 31%, in fiscal 1998. The increase in the asset yield was a result of a change in the mix of earning assets as a greater percentage of earning assets shifted into loans which carry a higher yield.

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

Set forth below is a summary of the Company's average deposits and interest paid on such deposits during fiscal 1998 and fiscal 1997.

                                       1998            Rate Paid           1997           Rate Paid
                                       ----            ---------           ----           ---------
Non interest-bearing demand         $ 6,489,824            --          $ 4,363,342            --
Interest-bearing demand               1,454,223          1.72%             827,094          1.76%
Money market demand                  24,363,265          5.29%          18,266,062          5.27%
Savings deposits                      1,258,761          2.77%             827,824          2.93%
Time deposits                        25,075,721          6.11%          18,506,746          6.07%
Purchased funds                               0          0.00%               9,603          6.12%
                                    -----------          -----         -----------          -----
     Total deposits                 $58,641,794          4.91%         $42,800,671          4.97%
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

                                                              Average Balance Sheet and
                                                           Analysis of Net Interest Income
                                                               Year Ended December 31,
                                                      1998                               1997
                                        --------------------------------   --------------------------------
                                          Average      Related     Yield     Average      Related     Yield
                                          Balance      Interest    Rate      Balance      Interest    Rate
                                          -------      --------    -----     -------      --------    -----
Earning assets:
    Deposits in bank                    $   105,954   $    7,553   7.13%   $   177,939   $   15,740   8.85%
    Investments (taxable)                 3,690,491      237,396   6.43%     9,439,985      546,627   5.79%
    Funds sold                            7,721,729      411,276   5.33%     3,556,986      195,211   5.49%
    Loans (a)                            48,971,885    4,284,718   8.75%    33,004,074    2,949,301   8.94%
                                        -----------   ----------           -----------   ----------

      Total earning assets              $60,490,059   $4,940,943   8.17%   $46,178,984   $3,706,879   8.03%
                                        ===========   ==========   =====   ===========   ==========   ====

Interest-bearing liabilities:
    NOW accounts                        $ 1,454,223   $   25,039   1.72%   $   827,094   $   14,547   1.76%
    Savings accounts                      1,258,761       34,839   2.77%       827,824       24,285   2.93%
    Money market accounts                24,363,265    1,289,271   5.29%    18,266,062      963,322   5.27%
    Time deposits                        25,075,721    1,532,032   6.11%    18,506,746    1,123,323   6.07%
    Purchased funds                               0            0   0.00%         9,603          588   6.12%
                                        -----------   ----------           -----------   ----------
      Total interest-bearing liabs      $52,151,970   $2,881,181   5.52%   $38,437,329   $2,126,065   5.53%
                                        ===========   ==========   =====   ===========   ==========   =====

Interest spread (b)                                   $2,059,762   2.65%                 $1,580,814   2.50%
                                                      ==========   =====                 ==========   =====

Interest margin (c)                                   $2,059,762   3.41%                 $1,580,814   3.42%
                                                      ==========   =====                 ==========   =====

----------
(a) Non-accruing loans are included in the computation of average balances. Loan interest income includes net loan fees.
(b) The interest spread is the difference between the yield on earning assets and the yield on interest-bearing liabilities.
(c) The interest margin is the net interest income divided by total earning assets.

The following table describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the Company's interest income and interest expense for the period indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), (iii) changes attributable to changes in rate/volume (changes in rate multiplied by changes in volume), and (iv) the net change.

The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.


                                                      Rate/Volume Analysis of Net Interest Income
                                                             Year Ended December 31, 1998
                                                                      Compared to
                                                             Year Ended December 31, 1997
                                            ----------------------------------------------------------
                                                              Increase (Decrease) Due To
                                            ----------------------------------------------------------
                                                                             Rate/
                                              Volume          Rate           Volume            Net
                                              ------          ----           ------            ---
Earning assets:
    Deposits in bank                        $   (6,367)     $ (3,056)       $  1,236       $   (8,187)
    Investments (taxable)                     (332,927)       60,613         (36,917)        (309,231)
    Funds sold                                 228,565        (5,758)         (6,742)         216,065
    Loans                                    1,426,911       (61,661)        (29,833)       1,335,417
                                            -----------     ---------       ---------      -----------
      Total earning assets                  $1,316,182      $ (9,862)       $(72,256)      $1,234,064
                                            ===========     =========       =========      ===========


Interest-bearing liabilities:
    NOW accounts                            $   11,030      $   (306)       $   (232)      $   10,492
    Savings accounts                            12,642        (1,373)           (715)          10,554
    Money market accounts                      321,557         3,293           1,099          325,949
    Time deposits                              398,723         7,370           2,616          408,709
    Purchased funds                                  0             0            (588)            (588)
                                            -----------     ---------       ---------      -----------
      Total interest-bearing                $  743,952      $  8,984        $  2,180       $  755,116
      liabilities                           -----------     ---------       ---------      -----------
      Net change in net interest            $  572,230      $(18,846)       $(74,436)      $  478,948
      income                                ===========     =========       =========      ===========


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

                                           Summary of Loan Loss Experience
                                              And Loan Loss Provisions

                                                1998            1997
                                                ----            ----
Beginning loan loss reserve                   $624,740        $334,740
Charge-offs:

     Commercial                                      0               0
     Real Estate:
          Construction                               0               0
          Commercial                           122,489               0
          Other Mortgages                            0               0
     Installment-consumer                        4,504               0

Recoveries:
     Commercial                                      0               0
     Real Estate:
          Construction                               0               0
          Commercial                                 0               0
          Other Mortgages                            0               0
    Installment-consumer                             0               0
                                              --------        --------
Net charge-offs                               $126,993        $      0
Additions charged to operations                 65,000         290,000
                                              --------        --------
Balance at end of period                      $562,747        $624,740
                                              ========        ========

Ratio of net charge-offs during the
period to average loans outstanding
during the period                                0.26%            0.0%


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

Provision for Income Taxes. A tax benefit of $202,500 was recognized in fiscal 1998 resulting from a net operating loss carryforward, which will be utilized to reduce taxable income in future periods.

Financial Condition

Total Assets. The Company reported total assets of $64,838,223 at December 31, 1999, a decrease of $6,497,312 or 9% from December 31, 1998. This decrease in total assets is related to the Company's efforts to expand its loan portfolio and control deposit growth to further improve earnings. While this strategy has resulted in a decline in total assets, it has also resulted in an increase in net interest income and an improvement in net interest margin.

Cash and Cash Equivalents. Cash and due from banks was $2,400,560 at December 31, 1999 compared to $2,741,672 at December 31, 1998 and represents cash maintained at the Bank and funds that the Bank and the Company have deposited in other financial institutions. The Bank reported $4,532,173 of federal funds sold (which are inter-bank funds with daily liquidity) and securities purchased under agreements to resell on December 31, 1999 and $12,525,000 on December 31, 1998. The $7,992,827 decrease in federal funds sold is primarily a result of a decline in deposits and the use of cash to fund loan growth. The Bank's loan-to-deposit funds ratio prior to loan loss reserve on December 31, 1999 was 90% compared to 76% on December 31, 1998.

Investment  Securities.   The  Company's  investment  portfolio  decreased  from
$2,365,619  as of December  31,  1998 to  $1,127,881  at December  31, 1999 as a
result of maturing securities and securities in the available for sale category which were liquidated as deposits declined and cash was used to fund loan growth. A portion of the securities in the Company's investment portfolio was originally purchased with the intent to hold the securities until they mature. Another portion was placed in the available for sale category as the securities may be liquidated to provide cash for operating or financing purposes. The book values of (i) U.S. Treasuries and (ii) U.S. Government agencies and (iii) other corporate securities as of December 31, 1999 and December 31, 1998 were $1,127,881 and $2,365,619 respectively.

The following table summarizes the maturity dates of those securities as of December 31, 1999.

                                                                     Investment Portfolio
                                                                      Repricing Schedule

                                                                After 1 year
                                               1 year or less   through 5 years   After 5 years        Total
                                               --------------   ---------------   -------------        -----
    Available for Sale Securities:
        U.S. Treasury and other U.S.             $       0          $   0           $       0       $         0
        Govt. agencies and corporations
        Weighted Average Yield                           0%             0%                  0%                0%
    Corporate Securities                           128,500              0                   0           128,500
        Weighted Average Yield                        3.98%             0%                  0%             3.98%

    Total Available for Sale                     $ 128,500          $   0           $       0       $   128,500
                                                  ---------          -----           -----------     -----------
        Weighted Avg. Yield of Total                  3.98%             0%                  0%             3.98%


    Held to Maturity Securities:
        U.S. Treasury and other U.S.             $ 749,381          $   0           $ 250,000       $   999,381
        Govt. agencies and corporations
        Weighted Average Yield                        6.66%             0%               7.38%             6.84%

    Total Held to Maturity                       $ 749,381          $   0           $ 250,000       $   999,381
                                                  ---------          -----           -----------     -----------
         Weighted Avg. Yield of Total                 6.66%             0%               7.38%             6.84%

    Total Securities                             $ 877,881          $   0           $ 250,000       $ 1,127,881
                                                  ---------          -----           -----------     -----------
         Weighted Avg. Yield of Total                 6.27%             0%               7.38%             6.50%

Amortized costs and fair values of available for sale securities are discussed in Notes 4 and 5 respectively, to the Company's Consolidated Financial Statements.

Loans. Loans prior to the allowance for loan losses increased from $48,869,077 at December 31, 1998 to $51,692,567 at December 31, 1999, an increase of $2,823,490 or 6%. In addition to the $51,692,567 in loans outstanding that the Bank reported on December 31, 1999, the Bank had unfunded loan commitments of $13,523,224. Also, during fiscal year 1999 the Bank originated $4,815,550 in mortgage loans sold in the secondary market compared to $15,632,460 secondary market loans originated in 1998. The decline in secondary market loan volume was primarily driven by an increased rate environment which reduced the amount of refinancing opportunities.

The following table summarizes the distribution of the Company's loans at December 31, 1999 and December 31, 1998.



                                                 Loan Portfolio Composition
                                                        December 31,
                                          -------------------------------------
                                             1999                      1998
                                             ----                      ----

Commercial                                $16,956,230               $10,011,324
Real Estate:
   Construction                             4,321,625                 3,592,246
   Commercial                              14,927,167                21,033,369
   Residential                             10,809,939                 9,854,421
Installment and Consumer                    4,677,606                 4,377,717
                                          -----------               -----------

              Total Loans                 $51,692,567               $48,869,077
                                          ===========               ===========

The following table summarizes the maturities of the Company's loan portfolio at December 31, 1999 (excluding residential real estate, consumer and installment).


                                                           Loan Maturities
                                   -----------------------------------------------------------------
                                      1 year           After 1            After 5
                                     or less       Through 5 years         years           Total
                                   -----------------------------------------------------------------

  Commercial                       $12,689,696       $17,136,719        $2,056,982       $31,883,397
  Real estate-construction           1,172,108         3,149,517                 0         4,321,625
                Total              $13,861,804       $20,286,236        $2,056,982       $36,205,022

The following table summarizes the sensitivity of Company's loan portfolio to interest rate changes by fixed and adjustable-rate loans due after one year at December 31, 1999 (excluding residential real estate, consumer and installment).


                                     Amount of Loans Due After One Year With
                                  ----------------------------------------------
                                  Predetermined    Floating or adj.
                                      Rates         interest rates      Total
                                  ----------------------------------------------

Commercial                         $17,121,518       $ 2,072,183     $19,193,701
Real estate-construction            2,149,517          1,000,000       3,149,517
       Total                       $19,271,035       $ 3,072,183     $22,343,218

Non-Performing Assets. The Bank undertakes a continuous loan review process to promote early identification of credit quality problems in its loan portfolio and to ensure compliance with its loan policy and documentation. Any past due loans and identified problem loans are reviewed with the Board of Directors of the Bank on a monthly basis. An outside consulting firm assisted the Bank in its loan review function in fiscal 1999.

The Bank assigns an internal loan rating to its commercial loans based upon an internally developed rating system. The Bank uses six classifications of assets, three of which relate to problem assets: Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by a possibility that the Bank could sustain some loss if the deficiencies are not corrected. Doubtful assets exhibit the same weaknesses as Substandard assets, coupled with the higher possibility of loss because collection or liquidation in full is questionable in light of current existing information, conditions and values. An asset classified as Loss is considered uncollectible and of such limited value that continuance as an asset of the Bank is not warranted. Assets classified as Substandard or Doubtful require the Bank to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as Loss, the Bank must either establish specific allowances for loan losses of 100% of the portion of the asset classified Loss, or charge-off such amount. On the basis of the most recent comprehensive loan review conducted in the first quarter of 2000, $1,349,087 was classified as Doubtful and $2,400,999 was classified as Substandard. There were no loans classified as Loss. Of the assets classified, approximately $5,307 was on non-accrual status as of February 29, 2000. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the collectibility of the loan.

Each of the loans which becomes contractually past due 90 days or more as to principal or interest payments will be reviewed by management and reported to the Loan Committee of the Board of Directors of the Bank. These loans would then be placed on a non-accrual status.

As of December 31, 1999, management was not aware of any significant loans, group of loans or segments of the loan portfolio not included above, where there were serious doubts as to the ability of the borrowers to comply with the loan payment terms.

The following table summarizes the Company's nonperforming loans as of December 31, 1998 and December 31, 1997.


                                                          December 31,
                                                    ----------------------
                                                      1999          1998
                                                      ----          ----
      Non-accrual Loans                             $325,055      $492,540
      Accruing Loans, Past Due 90 Days+ (1)         $      0      $      0

---------
(1) Loans are generally placed in non-accrual when contractually past due 90 days or more.


For fiscal 1999 and fiscal 1998 the gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms was $18,731 and $27,585, respectively, none of which was recognized. The amounts of interest income on non-accruing loans that were included in net income for fiscal 1999 and fiscal 1998 were $8,499 and $64,157, respectively.

Allowance for Loan Losses. The Company's allowance for estimated loan losses was $653,270, or 1.26% of loans at December 31, 1999 compared to $562,747, or 1.15%
of loans at December 31, 1998. See "Comparison of Operating Results for the Years Ended December 31, 1999 and December 31, 1998 - Provision for Loan Losses."

Management believes that the majority of risk in the Bank's loan portfolio lies in commercial loans, which include commercial real estate and construction loans. Accordingly, the Bank has allocated $566,491 (or 87% of the reserve for loan losses) to these loans, which comprise about 70% of the loan portfolio. The Bank has allocated $11,466 (or approximately 2% of the reserve for loan losses) to residential mortgages, which comprise about 21% of the loan portfolio. Consumer loans comprise about 9% of the loan portfolio, and $28,561 (or about 4% of the reserve for loan losses) is allocated to consumer loans. The Bank has allocated $6,762 of the reserve for loan losses to unfunded loan commitments, which total approximately $13,523,224. The balance of the reserve for loan losses of $39,990 is unallocated.

Other  Assets.  The  Company's  office  building,   leasehold  improvements  and
equipment less accumulated depreciation and amortization decreased to $1,352,995 at December 31, 1999 from $1,376,660 at December 31, 1998.

On December 31, 1999, the Bank had $905,938 in Other Real Estate Owned which is represented by 14 fully improved residential lots and one completed model home. The Bank purchased these real estate assets from the bankruptcy court in fiscal 1997 after the Bank's borrower filed for bankruptcy. The Bank has a contract for the exclusive build-out of those lots by an area builder. All of this real estate has been placed for sale. Since December 31, 1999, the Bank has sold one additional lot and has an executed offer to purchase on another one.

Accrued interest receivable on loans and other assets increased to $1,136,683 at December 31, 1999 compared to $663,617 at December 31, 1998. The increase is primarily due to deferred income taxes on prior years' losses.

Deposits. The Bank experienced deposit decline during fiscal 1999. Total deposits decreased by $7,058,465 from $64,522,856 as of December 31, 1998 to $57,464,391 on December 31, 1999. This was the result of a deliberate strategy to reduce liability costs by trimming the Bank of single-service, unprofitable relationships.

As of December 31, 1999, time deposits over $100,000 represented 7.40% of total deposits. Set forth below is a schedule of the maturities as of December 31, 1999 for the Company's time deposits of $100,000 or more.

                        Time Deposits of $100,000 or more
                                Maturity Schedule


                              3 mos.    Over 3 mos.    Over 6 mos.      Over
                             or less    thru 6 mos.    thru 12 mos.    12 mos.
                             -------    -----------    ------------    -------

Certificates of Deposit      $201,477       $ 0         $3,852,016     $200,510

Other Liabilities. Accrued interest payable and other liabilities of $712,424 at December 31, 1999 compared to $614,535 at December 31, 1998 were made up of accrued interest payable on deposit accounts, accounts payable and deferred employee benefits.

Liquidity. For banks, liquidity generally represents the ability to meet withdrawals from deposits and the funding of loans. The assets that provide liquidity are cash, federal funds sold and short-term loans and securities. Liquidity needs are influenced by economic conditions, interest rates and competition. Management believes that current liquidity levels are sufficient to meet future demands. Management believes the current liquidity position of the Bank allows it opportunity to expand the Bank's loan portfolio and account for any deposit withdrawals which may occur. As of December 31, 1999 the Bank had $7,325,257, primarily in federal funds, available to meet future liquidity demands.

Capital Resources. The Bank's most recent notification as of August 23, 1999 from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain the minimum total risk-based, Tier I risk-based, and leverage ratios as set forth in "Description of Business--Supervision and Regulation." There have been no conditions or events since these notifications that management believes will change the Bank's classification. See Note 18 to the Company's Consolidated Financial Statements.

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

The Company's strategy with respect to asset/liability management is to maximize net interest income while limiting exposure to interest rate volatility. This strategy is implemented by the Bank's management, which takes action based upon its analysis of the Bank's present positioning, its desired future positioning, economic forecasts, and its goals. The Company's goal is to maintain a monthly GAP position within +or- 25% of 1.00.

The following table summarizes the repricing opportunities as of December 31, 1999 for each major category of interest-earning assets and interest-bearing liabilities:

                         Interest Rate-Sensitive Assets
                                 and Liabilities
                                 (In thousands)


                                         0-89         90-179       180-359       360+
                                         Days          Days         Days         Days         Total
                                         ----         ------       -------       ----         -----
                   Investments         $   633             0          245          250       $ 1,128
                         Loans         $21,978         1,505        1,092       27,117       $51,692
----------------------------------------------------------------------------------------------------
   Total Rate Sensitive Assets         $22,611         1,505        1,337       27,367       $52,820
Rate Sensitive Liabilities (1)         $31,264(2)      1,507       10,196        3,562       $46,529
----------------------------------------------------------------------------------------------------
                           GAP         $(8,653)           (2)      (8,859)      23,805
                Cumulative GAP         $(8,653)       (8,655)     (17,514)       6,291
     GAP/Rate Sensitive Assets          (38.3%)       (35.9%)      (68.8%)       11.9%


(1)  Savings,   NOW,  and  Money  Market  Demand   Deposits  are  considered  as
       immediately repricable.
(2)  Includes total money market demand account balances.


With the recent action of the Federal Reserve in raising interest rates, management has attempted to lengthen the maturities of its liabilities.

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

Year 2000 Impact

In order to ensure that neither the Company nor the Bank would experience material disruption of its operations due to computer-related malfunctions as a result of the turning of the Year 2000 ("Y2K"), the Bank completed a comprehensive testing and manufacturer certification process with respect to all of its internal computer software, hardware and embedded systems prior the end of 1999. The Bank also assessed the Y2K readiness of nearly all of its material vendors and commercial customers. The cost to the Bank of assessing its and its vendors' and customers' Y2K readiness was approximately $6,000. As of the date hereof, neither the Company nor the Bank has experienced any disruption in the operation of its internal computer software, hardware or embedded systems or other significant problems as a result of the Y2K transition. Additionally, neither the Company nor the Bank experienced or has been informed of any such problems related to any of its material third-party vendors or commercial customers. Despite the testing process and lack of disruption as of the date hereof, there can be no assurance that Y2K related disruptions will not occur in the future and will not have a material adverse impact on the Bank's results of operations. Based on currently-available information, however, the Bank and the Company believe that any Y2K related disruptions that may occur in the future will not have a material adverse impact on their results of operations. The Bank has developed contingency plans to deal with potential Y2K related disruptions and will continue to monitor its exposure as appropriate and act to resolve any problems that may occur.

          DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

                              Average Balance Sheet

                                                        1999            1998
                                                        ----            ----
Cash and due from banks                             $ 2,185,088     $ 1,913,542
Federal funds sold and securities purchased
  under agreement to resell                           8,625,770       7,721,729
Interest-bearing deposits in other banks                 98,958          56,955
Investment securities:
  U.S. Treasury, agency and other securities          2,137,006       3,690,491
Loans:
  Real estate mortgages                              11,531,501      12,264,601
  Consumer-net                                        3,099,319       3,684,486
  Commercial and other                               35,437,333      33,022,799
                                                    ------------    ------------
    Total                                            50,068,153      48,971,886
  Less allowance for loan losses                       (516,397)       (544,812)
                                                    ------------    ------------
    Net loans                                        49,551,756      48,427,074
Fixed assets                                          1,364,062       1,364,536
Other real estate owned                               1,077,062       1,461,638
Cash surrender value of life insurance                1,184,816         448,048
Other assets                                          1,364,965         494,134
                                                    ------------    ------------
    Total assets                                    $67,589,483     $65,578,147
                                                    ============    ============

Interest-bearing deposits:
  NOW accounts                                      $ 1,683,475     $ 1,454,223
  Savings accounts                                    1,590,674       1,258,761
  Money Market deposit accounts                      30,601,480      24,363,265
  Time deposits                                      17,738,976      25,075,721
                                                    ------------    ------------
    Total interest-bearing deposits                  51,614,605      52,151,970
  Demand deposits                                     8,697,185       6,489,825
                                                    ------------    ------------
    Total deposits                                   60,311,790      58,641,795
Other liabilities                                       784,150       1,021,300
                                                    ------------    ------------
    Total liabilities                                61,095,940      59,663,095
Equity capital                                        6,493,543       5,915,052
                                                    ------------    ------------
    Total liabilities and capital                   $67,589,483     $65,578,147
                                                    ============    ============

Item 7.  Financial Statements

                                                                           Page

Independent Auditor's Report................................................25

Consolidated Balance Sheets.................................................26

Consolidated Statements of Income...........................................27

Consolidated Statements of Changes in Stockholders' Equity..................28

Consolidated Statements of Cash Flows.......................................29

Notes to Consolidated Financial Statements..................................31

                          Independent Auditor's Report



Board of Directors
RidgeStone Financial Services, Inc. and Subsidiary
Brookfield, Wisconsin

We have audited the accompanying consolidated balance sheets of RidgeStone Financial Services, Inc. and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RidgeStone Financial Services, Inc. and Subsidiary as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.


                                        VIRCHOW, KRAUSE & COMPANY, LLP



Milwaukee, Wisconsin
January 27, 2000

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998


                                     ASSETS
                                                                             1999              1998
                                                                             ----              ----
Cash and due from banks                                                 $ 2,400,560        $ 2,741,672
Federal funds sold and securities purchased under
  agreements to resell                                                    4,532,173         12,525,000
Interest-bearing deposits in banks                                          264,024              2,649
Available for sale securities                                               128,500            615,284
Held to maturity securities, fair value of $995,203 and
  $1,780,700 in 1999 and 1998, respectively                                 999,381          1,750,335
Loans, less allowance for loan losses of $653,270 and
  $562,747 in 1999 and 1998, respectively                                51,039,297         48,306,330
Mortgage loans held for sale                                                136,000            259,000
Office building, leasehold improvements and equipment, net                1,352,995          1,376,660
Other real estate owned                                                     905,938          1,297,835
Cash surrender value of life insurance                                    1,942,672          1,797,153
Other assets                                                              1,136,683            663,617
                                                                        -----------        -----------
     TOTAL ASSETS                                                       $64,838,223        $71,335,535
                                                                        ===========        ===========




                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits
  Demand                                                                $10,935,647        $ 8,552,053
  Savings and NOW accounts                                               29,609,892         34,013,384
  Other Time                                                             16,918,852         21,957,419
                                                                        -----------        -----------
     Total Deposits                                                      57,464,391         64,522,856
Accrued expense and other liabilities                                       712,424            614,535
                                                                        -----------        -----------
Total Liabilities                                                        58,176,815         65,137,391
                                                                        -----------        -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 2,000,000 shares
  authorized no shares issued and outstanding                                     -                  -
Common stock, no par value; 10,000,000 shares
  authorized, 876,492 shares issued and outstanding                       8,417,117          8,417,117
Retained deficit                                                         (1,717,271)        (2,196,449)
                                                                        -----------        -----------
                                                                          6,699,846          6,220,668
Accumulated other comprehensive loss                                        (38,438)           (22,524)
                                                                        -----------        -----------
  Total Stockholders' Equity                                              6,661,408          6,198,144
                                                                        -----------        -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $64,838,223        $71,335,535
                                                                        ===========        ===========



          See accompanying notes to consolidated financial statements.

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 1999, 1998 and 1997


                                                                 1999             1998             1997
                                                                 ----             ----             ----
INTEREST INCOME
  Interest and fees on loans                                  $4,263,539       $4,284,718       $2,949,301
  Interest on securities - taxable                               276,087          237,396          546,627
  Interest on federal funds sold and securities
    purchased under agreements to resell                         286,165          411,276          195,211
  Interest on deposits in banks                                    6,025            7,553           15,740
                                                              ----------       ----------       ----------
     Total Interest Income                                     4,831,816        4,940,943        3,706,879
                                                              ----------       ----------       ----------

INTEREST EXPENSE
  Interest on deposits                                         2,417,939        2,881,181        2,125,477
  Interest on federal funds purchased                                  -                -              588
                                                              ----------       ----------       ----------
     Total Interest Expense                                    2,417,939        2,881,181        2,126,065
                                                              ----------       ----------       ----------

       Net Interest Income Before Provision
         for Loan Losses                                       2,413,877        2,059,762        1,580,814
PROVISION FOR LOAN LOSSES                                        282,500           65,000          290,000
                                                              ----------       ----------       ----------
       Net Interest Income After Provision
         for Loan Losses                                       2,131,377        1,994,762        1,290,814
                                                              ----------       ----------       ----------

NONINTEREST INCOME
  Service charges on deposit accounts                             87,322           40,532           24,418
  Secondary market loan fees                                      55,446          153,275           32,932
  Gain (loss) on sale of securities, net                         (15,402)          (7,687)         571,382
  Increase in cash surrender value of life insurance             104,832                -                -
  Other income                                                    79,998           96,052          101,145
                                                              ----------       ----------       ----------
     Total Noninterest Income                                    312,196          282,172          729,877
                                                              ----------       ----------       ----------

NONINTEREST EXPENSE
  Salaries and employee benefits                               1,223,532        1,129,696        1,021,304
  Occupancy expenses                                             313,395          260,134          205,833
  Equipment expenses                                             116,550          130,922          150,507
  Professional fees                                              124,078          169,483          137,767
  Data processing fees                                           136,573          104,626           91,346
  Other expenses                                                 425,302          342,899          338,025
                                                              ----------       ----------       ----------
     Total Noninterest Expenses                                2,339,430        2,137,760        1,944,782
                                                              ----------       ----------       ----------

Income Before Income Taxes                                       104,143          139,174           75,909
  Less:  Applicable income taxes (benefits)                     (375,035)        (192,203)          34,276
                                                              ----------       ----------       ----------

     NET INCOME                                               $  479,178       $  331,377       $   41,633
                                                              ==========       ==========       ==========

     Basic earnings per share                                 $     0.55       $     0.38       $     0.05
                                                              ==========       ==========       ==========
     Diluted earnings per share                               $     0.55       $     0.37       $     0.05
                                                              ==========       ==========       ==========
     Weighted average shares outstanding                         876,492          876,239          834,340
                                                              ==========       ==========       ==========

          See accompanying notes to consolidated financial statements.

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1999, 1998 and 1997


                                                                                    Accumulated
                                                                    Retained           Other
                                                    Common          Earnings        Comprehensive
                                                    Stock           (Deficit)       Income (Loss)        Total
                                                    ------          ---------       -------------        -----
BALANCES - December 31, 1996                      $7,721,399       $(1,879,126)       $ 25,732        $5,868,005
                                                                                                      ----------
  Comprehensive income
    Net income                                             -            41,633               -            41,633
    Unrealized gains (losses) on
      securities available for sale                        -                 -         (90,654)          (90,654)
    Reclassification adjustment for
      gains (losses) realized in
      net income                                           -                 -          14,690            14,690
    Income tax effect                                      -                 -          29,626            29,626
                                                                                                      ----------
        Total Comprehensive Income (Loss)                  -                 -                            (4,705)
                                                  ----------       -----------        --------        ----------

BALANCES - December 31, 1997                       7,721,399        (1,837,493)        (20,606)        5,863,300
                                                                                                      ----------
  Comprehensive income
    Net income - 1998                                      -           331,377               -           331,377
    Unrealized gains (losses) on
      securities available for sale                        -                 -           4,543             4,543
    Reclassification adjustment for
      gains (losses) realized in
      net income                                           -                 -          (7,687)           (7,687)
    Income tax effect                                      -                 -           1,226             1,226
                                                                                                      ----------
        Total Comprehensive Income                                                                       329,459
                                                                                                      ----------
  5% Stock dividend                                  690,333          (690,333)              -                 -
  Issuance of 437 new shares of stock for
    the exercise of stock options                      5,385                 -               -             5,385
                                                  ----------       -----------        --------        ----------

BALANCES - December 31, 1998                       8,417,117        (2,196,449)        (22,524)        6,198,144
                                                                                                      ----------
  Comprehensive income
    Net income - 1999                                      -           479,178               -           479,178
    Unrealized gains (losses) on
      securities available for sale                        -                 -         (10,687)          (10,687)
    Reclassification adjustment for
      gains (losses) realized in
      net income                                           -                 -         (15,402)          (15,402)
    Income tax effect                                      -                 -          10,175            10,175
                                                                                                      ----------
        Total Comprehensive Income                                                                       463,264
                                                  ----------       -----------        --------        ----------

BALANCES - DECEMBER 31, 1999                      $8,417,117       $(1,717,271)       $(38,438)       $6,661,408
                                                  ==========       ===========        ========        ==========


          See accompanying notes to consolidated financial statements.

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1999, 1998 and 1997



                                                                              1999            1998              1997
                                                                              ----            ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                              $  479,178       $  331,377       $    41,633
                                                                          ----------       ----------       -----------
  Adjustments to reconcile net income to net cash flows
    provided by (used in) operating activities
      Depreciation                                                           152,026          170,166           184,473
      Provision for loan losses                                              282,500           65,000           290,000
      Provision (benefit) for deferred taxes                                (375,035)        (202,500)                -
      (Gain) loss on sale of investment securities                            15,402            7,687          (571,382)
      Loss on sale of other real estate owned                                 80,986                -                 -
      Amortization and accretion of bond
        premiums and discounts - net                                             562             (839)           (1,752)
      Amortization of organizational costs                                         -                -             2,120
      Net decrease in mortgage loans held for sale                           123,000          442,250           143,850
      Net increase in cash surrender value of life insurance                (145,519)      (1,797,153)                -
      (Increase) decrease in other assets                                    (98,031)          33,992          (249,573)
      Increase (decrease) in accrued expenses
        and other liabilities                                                 97,889         (138,237)          483,903
                                                                          ----------       ----------       -----------
          Total Adjustments                                                  133,780       (1,419,634)          281,639
                                                                          ----------       ----------       -----------
            Net Cash Flows Provided By
              (Used In) Operating Activities                                 612,958       (1,088,257)          323,272
                                                                          ----------       ----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net (increase) decrease in interest-bearing deposits in banks             (261,375)           1,536           180,452
  Net (increase) decrease in federal funds and securities
    purchased under agreements to resell                                   7,992,827       (4,531,000)        5,265,000
  Activity in available for sale securities:
    Sales                                                                     55,548          391,316         2,701,397
    Maturities, prepayments and calls                                      1,465,000                -                 -
    Purchases                                                             (1,064,688)        (138,200)       (1,994,683)
  Activity in held to maturity securities:
    Maturities, prepayments and calls                                      1,000,000        2,500,000           750,000
    Purchases                                                               (250,000)               -                 -
  Purchase of office building, leasehold improvements
    and equipment                                                           (128,361)        (143,744)          (76,333)
  Net expenditures on other real estate owned                               (622,589)        (186,681)       (1,125,790)
  Proceeds from sales of other real estate owned                             933,500          663,335                 -
  Net increase in loans                                                   (3,015,467)      (3,438,299)      (27,665,473)
                                                                          ----------       ----------       -----------
            Net Cash Flows Provided by
              (Used In) Investing Activities                               6,104,395       (4,881,737)      (21,965,430)
                                                                          ----------       ----------       -----------

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Concluded)
                  Years Ended December 31, 1999, 1998 and 1997



                                                               1999            1998             1997
                                                               ----            ----             ----
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from stock options exercised                             -            5,385                -
  Net increase (decrease) in deposits                      (7,058,465)       6,035,231       22,818,965
                                                          -----------      -----------      -----------
          Net Cash Flows Provided By
            (Used In) Financing Activities                 (7,058,465)       6,040,616       22,818,965
                                                          -----------      -----------      -----------

               Net Increase (Decrease) in Cash
                 and Due from Banks                          (341,112)          70,622        1,176,807

CASH AND DUE FROM BANKS - Beginning of Year                 2,741,672        2,671,050        1,494,243
                                                          -----------      -----------      -----------

     CASH AND DUE FROM BANKS - END OF YEAR                $ 2,400,560      $ 2,741,672      $ 2,671,050
                                                          ===========      ===========      ===========
Supplemental cash flow disclosures
  Cash paid during the year for
    Interest                                              $ 2,641,890      $ 2,862,321      $ 1,865,394
    Income taxes                                          $        50      $    10,297      $    30,096
  Noncash transactions
    Transfer of foreclosed assets
      from loans to other assets                          $         -      $         -      $   648,699


          See accompanying notes to consolidated financial statements.

                       RIDGESTONE FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 1 - Summary of Significant Accounting Policies

     A.  Consolidation

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

     B.  Nature of Banking Activities

The consolidated income of the Company is principally from income of its subsidiary. The subsidiary Bank grants commercial, installment and residential loans and accepts deposits from customers primarily in southeastern Wisconsin. The subsidiary Bank is subject to competition from other financial institutions and nonfinancial institutions providing financial products. Additionally, the Company and the subsidiary Bank are subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

     C.  Use of Estimates

In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred tax assets.

     D.  Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "cash and due from banks".

The subsidiary Bank maintains amounts due from banks which, at times, may exceed federally insured limits. The subsidiary Bank has not experienced any losses in such accounts.

     E.  Reclassifications

Certain 1997 and 1998 amounts have been reclassified to conform to the 1999 presentation. The reclassifications have no effect on reported amounts of net income or equity.

     F.  Available for Sale Securities

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

                       RIDGESTONE FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 1 - Summary of Significant Accounting Policies (continued)

     G.  Held to Maturity Securities

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

     H.  Loans

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

     I.   Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. All sales are made without recourse.

     J.   Allowance for Loan Losses

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

                       RIDGESTONE FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 1 - Summary of Significant Accounting Policies (continued)

     J.  Allowance for Loan Losses (Continued)

In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require the subsidiary Bank to make additions to the allowance for loan losses based on their judgments of collectibility based on information available to them at the time of their examination.

     K.  Office Building, Leasehold Improvements and Equipment

Depreciable assets are stated at cost less accumulated depreciation. Provisions for depreciation are computed on straight-line and accelerated methods over the estimated useful lives of the assets, which are 39 years for office buildings and leasehold improvements and 3 to 7 years for equipment.

     L.  Other Real Estate Owned

Other real estate owned, acquired through partial or total satisfaction of loans, is carried at the lower of cost or fair value less cost to sell. At the date of acquisition losses are charged to the allowance for loan losses. Revenue and expenses from operations and changes in the valuation allowance are included in losses on foreclosed real estate.

     M.  Profit-Sharing Plan

The Company has established a trusteed contributory 401(k) profit-sharing plan for qualified employees. The Company's policy is to fund contributions as accrued.

     N.  Income Taxes

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

     O.  Off-Balance-Sheet Financial Instruments

In the ordinary course of business, the subsidiary Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

                       RIDGESTONE FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 1 - Summary of Significant Accounting Policies (continued)

     P.  Earnings Per Share Data

Earnings per common share data have been computed based upon the weighted average number of shares outstanding during the period. In the computation of diluted earnings per share, all dilutive stock options are assumed to be exercised at the beginning of each year and the proceeds are used to purchase shares of the Company's common stock at the average market price during the year.

     Q.  Fair Value of Financial Instruments

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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

     Carrying   Amounts   Approximate  Fair  Values  for  the
     Following Instruments

         Cash and cash equivalents
         Federal funds sold and securities purchased under
           agreements to resell
         Interest-bearing deposits in banks
         Available for sale securities
         Variable rate loans that reprice frequently where no
           significant change in credit risk has occurred
         Mortgage loans held for sale
         Accrued interest receivable
         Cash surrender value of life insurance
         Demand deposits
         Variable rate money market accounts
         Variable rate certificates of deposit
         Accrued interest payable

     Quoted Market Prices

     Where available, or if not available, based on quoted market prices of comparable instruments for the following instrument:

         Held to maturity securities

     Discounted Cash Flows

     Using interest rates currently being offered on instruments with similar terms and with similar credit quality:

         All loans except variable rate loans described above
         Fixed rate certificates of deposit

                       RIDGESTONE FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 1 - Summary of Significant Accounting Policies (continued)

     Q.  Fair Value of Financial Instruments (continued)

         Quoted Fees Currently Being Charged for Similar Instruments

         Taking into account the remaining terms of the agreements and the counterparties' credit standing:

             Off-Balance-Sheet Instruments

                 Guarantees
                 Letters of credit
                 Lending commitments

Since the majority of the Company's off-balance-sheet instruments consists of non-fee-producing, variable rate commitments, the Company has determined it does not have a distinguishable fair value.

--------------------------------------------------------------------------------

NOTE 2 - Cash and Due from Banks

The subsidiary Bank is required to maintain vault cash or reserve balances with Federal Reserve Banks based upon a percentage of deposits. These requirements approximated $158,000 and $112,000 at December 31, 1999 and 1998, respectively.

--------------------------------------------------------------------------------

NOTE 3 - Securities Purchased Under Agreements to Resell

The bank enters into purchases of securities under agreements to resell substantially identical securities. These agreements are classified as secured loans. Securities purchased under agreements to resell at December 31, 1999 consist of SBA Loans. There were no securities purchased under agreements to resell at December 31, 1998.

The amounts advanced under these agreements are reflected as assets in the consolidated balance sheet. It is the subsidiary Bank's policy to take possession of securities purchased under agreements to resell. Agreements with third parties specify the subsidiary Bank's rights to request additional collateral, based on its monitoring of the fair value of the underlying securities on a daily basis. The securities are delivered by appropriate entry into a third-party custodian's account designated by the subsidiary Bank under a written custodial agreement that explicitly recognizes the subsidiary Bank's interest in the securities. At December 31, 1999 these agreements matured within 90 days and no material amount of agreements to resell securities purchased was outstanding with any individual dealer.

                       RIDGESTONE FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 4 - Available for Sale Securities

Amortized costs and fair values of available for sale securities as of December 31, 1999 and 1998 are summarized as follows:

                                                 December 31, 1999
                                   ---------------------------------------------
                                                 Gross        Gross
                                   Amortized   Unrealized   Unrealized   Fair
                                     Cost        Gains        Losses     Value
                                   ---------   ----------   ----------   -----

Corporate securities               $ 45,000       $ -        $     -    $ 45,000
Equity securities                   121,938         -         38,438      83,500
                                   --------       ---        -------    --------

                                   $166,938       $ -        $38,438    $128,500
                                   ========       ===        =======    ========




                                                 December 31, 1998
                                   ---------------------------------------------
                                                 Gross        Gross
                                   Amortized   Unrealized   Unrealized    Fair
                                     Cost        Gains        Losses      Value
                                   ---------   ----------   ----------    -----

U.S. Treasury securities           $249,608      $  470      $     -    $250,078
Obligations of other U.S.
  government agencies and           250,000       1,406            -     251,406
  corporations                     --------      ------      -------    --------
                                    499,608       1,876            -     501,484
                                    138,200           -       24,400     113,800
Equity securities                  --------      ------      -------    --------

                                   $637,808      $1,876      $24,400    $615,284
                                   ========      ======      =======    ========

Expected maturities will differ from contractual maturities in corporate and other equity securities since the anticipated maturities are not readily determinable.

                       RIDGESTONE FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 4 - Available for Sale Securities (continued)

Realized gains and losses on sale of available for sale securities for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                               Years Ended December 31,
                                        ----------------------------------------
                                          1999          1998            1997
                                          ----          ----            ----
Proceeds from sales of
  available for sale securities         $ 55,548      $ 391,316      $2,701,397
                                        ========      =========      ==========

Gross gains on sales                    $      -      $  23,748      $  574,885
Gross losses on sales                    (15,402)       (31,435)         (3,503)
                                        --------      ---------      ----------

                                        $(15,402)     $  (7,687)     $  571,382
                                        ========      =========      ==========

Related income taxes (benefit)          $ (6,084)     $  (3,036)     $   34,276
                                        ========      =========      ==========

--------------------------------------------------------------------------------

NOTE 5 - Held to Maturity Securities

Amortized costs and fair values of held to maturity securities as of December 31, 1999 and 1998 are summarized as follows:

                                                                   December 31, 1999
                                                   -------------------------------------------------
                                                                   Gross         Gross
                                                   Amortized     Unrealized    Unrealized     Fair
                                                      Cost         Gains         Losses       Value
                                                   ---------     ----------    ----------     -----

U.S. Treasury securities                           $749,381        $2,572        $    -     $751,953
Obligations of other U.S. government
  agencies and corporations                         250,000             -         6,750      243,250
                                                   --------        ------        ------     --------

                                                   $999,381        $2,572        $6,750     $995,203
                                                   ========        ======        ======     ========



                                                                   December 31, 1998
                                                   -------------------------------------------------
                                                                   Gross         Gross
                                                   Amortized     Unrealized    Unrealized      Fair
                                                      Cost         Gains         Losses        Value
                                                   ---------     ----------    ----------      -----

U.S. Treasury securities                           $1,000,335      $21,931       $    -     $1,022,266
Obligations of other U.S. government
  agencies and corporations                           750,000        8,434            -        758,434
                                                   ----------      -------       ------     ----------

                                                   $1,750,335      $30,365       $    -     $1,780,700
                                                   ==========      =======       ======     ==========

                       RIDGESTONE FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 5 - Held to Maturity Securities (continued)

The amortized cost and fair value of held to maturity securities as of December 31, 1999, by contractual maturity, are shown below:

                                                       December 31, 1999
                                                    -------------------------
                                                    Amortized         Fair
                                                      Cost            Value
                                                    ---------         -----

Due in one year or less                             $749,381         $751,953
Due after one year through 5 years                         -                -
Due after 5 years through 10 years                   250,000          243,250
                                                    --------         --------

                                                    $999,381         $995,203
                                                    ========         ========


--------------------------------------------------------------------------------

NOTE 6 - Loans

Major classifications of loans are as follows:

                                                         December 31,
                                              ----------------------------------
                                                  1999                  1998
                                                  ----                  ----

Commercial                                    $16,956,230           $10,011,324
Real estate
Construction                                    4,321,625             3,592,246
Commercial                                     14,927,167            21,033,369
Residential                                    10,809,939             9,854,421
Installment and consumer                        4,677,606             4,377,717
                                              -----------           -----------
                                               51,692,567            48,869,077
Less: Allowance for loan losses                  (653,270)             (562,747)
                                              -----------           -----------

Net Loans                                     $51,039,297           $48,306,330
                                              ===========           ===========

Impaired loans at December 31, 1999 and 1998 of $325,055 and $492,540, respectively, have been recognized in conformity with FASB Statement No. 114 as amended by FASB Statement No. 118. The average recorded investment in impaired loans during 1999 and 1998 was $320,466 and $365,672, respectively. The total allowance for loan losses related to these loans was $28,023 and $-0- for December 31, 1999 and 1998, respectively. Interest income on impaired loans of $8,499 and $64,157 was recognized for cash payments received in 1999 and 1998, respectively.

Certain directors, executive officers and principal shareholders of the Company, and their related interests, had loans outstanding in the aggregate amounts of $2,109,415 and $3,576,818 at December 31, 1999 and 1998, respectively. During 1999, $1,069,424 of new loans were made with $2,536,827 of repayments. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and did not involve more than normal risks of collectibility or present other unfavorable features.

                       RIDGESTONE FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 7 - Allowance for Loan Losses

The allowance for loan losses reflected in the consolidated financial statements represents the allowance available to absorb loan losses. An analysis of changes in the allowance is presented in the following tabulation:

                                                             December 31,
                                                     ---------------------------
                                                       1999              1998
                                                       ----              ----

BALANCE - Beginning of Year                          $ 562,747        $  72,200
  Change-offs                                         (191,977)        (126,993)
  Provision charged to operations                      282,500           65,000
                                                     ---------        ---------

BALANCE - END OF YEAR                                $ 653,270        $ 562,747
                                                     =========        =========



--------------------------------------------------------------------------------

NOTE 8 - Office Building, Leasehold Improvements and Equipment

Office building, leasehold improvements and equipment are stated at cost less accumulated depreciation and amortization and are summarized as follows:

                                                               December 31,
                                                         -----------------------
                                                             1999         1998
                                                             ----         ----

Land                                                     $   72,200   $   72,200
Building and leasehold improvements                       1,041,147    1,034,147
Furniture and equipment                                   1,021,974      900,613
                                                         ----------   ----------
                                                          2,135,321    2,006,960
  Less: Accumulated depreciation and amortization           782,326      630,300
                                                         ----------   ----------
    Total Office Building, Leasehold
      Improvements and Equipment                         $1,352,995   $1,376,660
                                                         ==========   ==========

Depreciation and amortization expense amounted to $152,026, $170,166 and $184,473 in 1999, 1998 and 1997, respectively.

                       RIDGESTONE FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 9 - Deposits

The aggregate amount of other Time deposits (including CD's), each with a minimum denomination of $100,000, was $4,254,004 and $4,103,776 in 1999 and
1998, respectively.

At December 31, 1999 the scheduled maturities of other Time deposits are as follows:

          2000                                 $14,368,533
          2001                                   1,521,569
          2002                                     856,398
          2003                                      32,050
          2004                                     140,302
                                               -----------

Total                                          $16,918.852
                                               ===========


--------------------------------------------------------------------------------

NOTE 10 - Income Taxes

The provision for income taxes included in the accompanying consolidated financial statements consists of the following:

                                                    Years Ended December 31,
                                               ---------------------------------
                                                  1999         1998       1997
                                                  ----         ----       ----
Current Taxes
  Federal                                      $       -    $       -    $     -
  State                                                -       10,297     34,276
                                               ---------    ---------    -------
                                                       -       10,297     34,276
                                               ---------    ---------    -------
Deferred Income Taxes (Benefit)
  Federal                                       (324,045)    (170,100)         -
  State                                          (50,990)     (32,400)         -
                                               ---------    ---------    -------
                                                (375,035)    (202,500)         -
                                               ---------    ---------    -------

  Total Provision (Benefit)
  for Income Taxes                             $(375,035)   $(192,203)   $34,276
                                               =========    =========    =======

At December 31, 1999, the Company had a net operating loss carryforward for income tax purposes of approximately $810,000 which, if not utilized to reduce taxable income in future periods, will expire as follows:

       December 31,
          2011                                   $ 707,000
          2013                                     103,000
                                                 ---------

                                                 $ 810,000
                                                 =========

                       RIDGESTONE FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 10 - Income Taxes (continued)

The following amounts make up the deferred tax assets and liabilities:

                                                           December 31,
                                                    ----------------------------
                                                      1999               1998
                                                      ----               ----
Deferred Tax Assets
  Allowance for loan losses                         $216,797           $143,989
  Startup costs                                       36,171             75,633
  Net operating loss carryforward                    318,829            433,280
  Deferred compensation                               69,919             19,478
  Other                                               16,656                  -
Deferred Tax Liabilities
  Depreciation                                        (8,598)            (2,280)
  Other                                                    -            (10,151)
Valuation                                                  -           (385,210)
                                                    --------          ---------

                                                    $649,774          $ 274,739
                                                    ========          =========

Management believes it is more likely than not that the gross deferred tax assets as of December 31, 1999 will be fully realized. A valuation allowance was recorded as of December 31, 1998 to reduce the deferred tax assets to their realizable value.

                                                                  Years Ended December 31,
                                          ----------------------------------------------------------------------
                                                  1999                       1998                   1997
                                                  ----                       ----                   ----
                                                          % of                      % of                   % of
                                                         Pretax                    Pretax                 Pretax
                                           Amount        Income       Amount       Income     Amount      Income
                                           ------        ------       ------       ------     ------      ------
Reconciliation of statutory to
  effective taxes
    Federal income taxes at
      statutory rate                      $  35,409       34.0%     $  47,319       34.0%    $ 25,809      34.0%
    Adjustments for
      Increases in taxes
      resulting from state
      income taxes                                -         -           6,178        4.4       22,622      29.8
    Increase in cash
      surrender value of
      life insurance                        (35,643)     (34.2)           -           -             -         -
    Reduction of deferred tax
      valuation allowance                  (385,211)    (369.9)      (235,179)    (162.5)     (14,155)    (18.6)
    Other - net                              10,410       10.0        (10,521)     (14.0)           -         -
                                          ---------     ------      ---------     --------   --------     ------

    Effective Income
      Taxes - Operations                  $(375,035)    (360.1)%    $(192,203)    (138.1)%   $ 34,276      45.2%
                                          =========     ======      =========     ========   ========     ======

                      RIDGESTONE FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


--------------------------------------------------------------------------------

NOTE 11 - Profit-Sharing Plan

The Company has a trusteed 401(k) plan. The Company contributed $32,938, $20,592 and $28,700 in 1999, 1998 and 1997, respectively.



--------------------------------------------------------------------------------
NOTE 12 - Salary Continuation Agreement

During 1998, the Company entered into salary continuation agreements with various executive officers. The agreements provide for the payment of specified amounts upon the employees retirement or death. The payments are being accrued over the employees' anticipated remaining period of employment. The salary continuation accrual balance was $183,818 and $49,500 at December 31, 1999 and 1998, respectively. Agreement expense for the years ended December 31, 1999 and 1998 was $141,877 and $49,500, respectively.

Although not part of the agreements, the Company purchased paid-up split dollar life insurance on the officers. The insurance could provide funding for the payments of benefits. The cash surrender value of the life insurance was $1,942,672 and $1,797,153 at December 31, 1999 and 1998, respectively.



--------------------------------------------------------------------------------
NOTE 13 - Facilities Lease

Lease expense for the years ended December 31, 1999, 1998 and 1997 was $113,167, $94,235 and $81,936, respectively. The lease term, which is accounted for as an operating lease, expires on May 31, 2000 and has two five-year renewal options. Monthly rental payments of $8,878 are required under the terms of the lease. During 1999, the Company exercised an option to lease additional space which required additional monthly payments of $1,018 per month. The Company also has the option of purchasing the building upon the fourth anniversary of the commencement of the lease for $1,000,000.

In connection with the lease of the subsidiary Bank's main office, the Company paid broker's commissions to an entity whose principals are an organizer of the subsidiary Bank and a director of the Company, in the amount of $4,158, $3,812 and $4,518 in 1999, 1998 and 1997, respectively. Additional commissions may be payable if the Company exercises its options for further lease terms and if the Company later purchases the shopping mall in which the subsidiary Bank premises are located.

Minimum future rental payments under the noncancelable operating lease are:

     Year Ending December 31,
               2000                                 $ 49,479
                                                    ========

                      RIDGESTONE FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


--------------------------------------------------------------------------------

NOTE 14 - Commitments and Contingencies

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

A summary of the contract or notional amount of the Company's exposure to off-balance-sheet risk as of December 31 is as follows:

                                                       1999              1998
Financial instruments whose contract                   ----              ----
  amounts represent credit risk:
      Commitments to extend credit                 $12,497,170       $12,754,818
      Credit card commitments                      $   916,854       $   781,350
      Standby letters of credit                    $   109,200       $    28,700

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

                      RIDGESTONE FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


--------------------------------------------------------------------------------

NOTE 15 - Concentration of Credit Risk

Practically all of the subsidiary Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the subsidiary Bank's market area. Although the subsidiary Bank has a diversified loan portfolio, the ability of its debtors to honor their contracts is dependent on the economic conditions of the counties surrounding the subsidiary Bank. The concentration of credit by type of loan is set forth in Note 6.



--------------------------------------------------------------------------------

NOTE 16 - Stockholders' Equity

The RidgeStone Financial Services, Inc. 1996 Stock Option Plan (the "Plan") provides for the granting of options to purchase up to 500,000 shares of common stock to key officers and employees of the Company. Options granted to date under the Plan have been granted at the fair market value of the common stock on the date of the grant. Options granted to date under the Plan may be exercised 33.33% per year beginning one year after the date of the grant and must be exercised within a ten year period.

Activity of the Plan is summarized in the following table:

                                                Weighted-
                                                 Average                                                     Weighted-
                                                Fair Value                                                    Average
                                                of Option       Options                          Options     Exercise
                                                 Granted       Available      Exercisable     Outstanding     Price
                                                ----------     ---------      -----------     -----------    ---------

BALANCE - December 31, 1996                                      50,975               -          49,025       $ 11.75
  Granted                                         $ 3.92        (49,000)                         49,000         14.63
  Canceled                                                        1,150                          (1,150)        12.50
                                                                -------                         -------

BALANCE - December 31, 1997                                       3,125          16,057          96,875         13.20
  Additional stock options authorized                           400,000                               -
  Stock dividend                                                 20,153                           4,847         13.20
  Exercise of stock options                                           -                            (437)        12.32
  Granted                                         $ 6.06        (52,050)                         52,050         18.50
  Canceled                                                        2,923                          (2,923)        17.24
                                                                -------                         -------

BALANCE - December 31, 1998                                     374,151          50,174         150,412         14.96
  Granted                                          $5.48        (63,300)                         63,300         11.00
  Canceled                                                          675                            (675)        14.37
                                                                -------                         -------

BALANCE - DECEMBER 31, 1999                                     311,526          99,824         213,037        $13.78
                                                                =======                         =======


                      RIDGESTONE FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


--------------------------------------------------------------------------------

NOTE 16 - Stockholders' Equity (continued)

The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                      Options Outstanding                 Options Exercisable
           ------------------------------------------   -----------------------
                            Weighted-       Weighted-                 Weighted-
                             Average         Average                   Average
Exercise     Number         Remaining       Exercise       Number     Exercise
 Price     Outstanding   Contractual Life    Price      Exercisable    Price
--------   -----------   ----------------   ---------   -----------   ---------

 $11.75       49,798        6.5 years        $11.75       49,798      $ 11.75
  14.63       50,139        7.3 years         14.63       33,428        14.63
  18.50       49,800        8.3 years         18.50       16,598        18.50
  11.00       63,300        9.5 years         11.00           -         11.00
             -------                                      ------

             213,037                                      99,824
             =======                                      ======


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

                                                   Years Ended December 31,
                                               -------------------------------
                                                 1999        1998        1997
                                                 ----        ----        ----

Net income - as reported                       $479,178    $331,337    $41,633
  Pro forma                                    $336,501    $248,306    $ 1,692
Basic earnings per share - as reported         $   0.55    $   0.38    $  0.05
  Pro forma                                    $   0.38    $   0.28    $     -
Diluted earnings per share - as reported       $   0.55    $   0.37    $  0.05
  Pro forma                                    $   0.38    $   0.28    $     -

                      RIDGESTONE FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


--------------------------------------------------------------------------------

NOTE 16 - Stockholders' Equity (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yield of $-0-, $- 0-, and $-0-; expected volatility of 25.93%, 24.22% and 13.4%, risk-free interest rates of 7.04%, 5.35% and 5.59%; and expected lives of 8 years, 8 years and 8 years, respectively.

A reconciliation of the numerators and the denominators of earnings per share and earnings per share assuming dilutions are:

                                                                       Per Share
                                               Income        Shares      Amount
                                               ------        ------    ---------
1999
  Earnings per share                           $479,178      876,492      $0.55
  Effect of options                                   -            -     ======
                                               --------      -------

    Earnings Per Share - Assuming Dilution     $479,178      876,492      $0.55
                                               ========     ========     ======

1998
  Earnings per share                           $331,337      876,239      $0.38
  Effect of options                                   -       13,118     ======
                                               --------      -------

    Earnings Per Share - Assuming Dilution     $331,337      889,357      $0.37
                                               ========     ========     ======

1997
  Earnings per share                           $ 41,633      834,340      $0.05
  Effect of options                                   -       12,056     ======
                                               --------      -------

    Earnings Per Share - Assuming Dilution     $ 41,633      846,396      $0.05
                                               ========     ========     ======



--------------------------------------------------------------------------------

NOTE 17 - Retained Earnings and Restriction on Dividends

The principal source of income and funds of the Company will be dividends from the subsidiary Bank. Under Wisconsin law, the subsidiary Bank will be restricted as to the maximum amount of dividends it may pay on its common stock. A Wisconsin bank may not pay dividends except out of net earnings. A bank's ability to pay dividends may also be restricted in the event that losses in excess of undivided profits have been charged against surplus. Unless exempted by the Wisconsin Department of Financial Institutions, Division of Banking, a state bank may not pay or declare dividends on capital stock in excess of 50% of its net earnings until its surplus fund is fully restored to an amount equal to 100% of the bank's capital stock. Federal regulators have authority to prohibit a bank from engaging in any action deemed by them to constitute an unsafe or unsound practice, including the payment of dividends.

Federal Reserve Board policy provides that a bank holding company should not pay dividends unless (i) the dividends can be fully funded out of net income from the Company's net earnings over the prior year and (ii) the prospective rate of earnings retention appears consistent with the Company's (and its subsidiary) capital needs, asset quality and overall financial conditions.

                     RIDGESTONE FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


--------------------------------------------------------------------------------

NOTE 18 - Regulatory Capital Requirements

The Company (on a consolidated basis) and the subsidiary Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's and the subsidiary Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk- weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999 and 1998, the Company and the subsidiary Bank met all capital adequacy requirements to which they are subject.

As of December 31, 1999, the most recent notification from the regulatory agencies categorized the subsidiary Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the institution must maintain minimum total risk-based, Tier I risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the subsidiary Bank's category.

                     RIDGESTONE FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


--------------------------------------------------------------------------------

NOTE 18 - Regulatory Capital Requirements (continued)

The Company and subsidiary Bank's actual capital amounts and ratios as of December 31, 1999 and 1998 are also presented in the table.

                                                                                                 To Be Well
                                                                          For Capital         Capitalized Under
                                                                           Adequacy           Prompt Corrective
                                                     Actual                Purposes           Action Provision
                                               -------------------    -------------------    -------------------
                                                 Amount      Ratio      Amount      Ratio      Amount      Ratio
                                               ----------    -----    ----------    -----    ----------    -----
As of December 31, 1999
  Total capital (to risk-weighted assets)
    RidgeStone Financial
      Services, Inc.                           $6,936,116    12.4%    $4,476,857    8.0%        N/A
    RidgeStone Bank                            $6,534,774    11.7%    $4,465,039    8.0%     $5,581,298    10.0%
  Tier I capital (to risk-weighted assets)
    RidgeStone Financial
      Services, Inc.                           $6,282,846    11.2%    $2,238,428    4.0%        N/A
    RidgeStone Bank                            $5,881,504    10.5%    $2,232,519    4.0%     $3,348,778     6.0%
  Tier I capital (to average assets)
    RidgeStone Financial
      Services, Inc.                           $6,282,846     9.5%    $2,631,706    4.0%        N/A
    RidgeStone Bank                            $5,881,504     9.0%    $2,626,440    4.0%     $3,283,050     5.0%

As of December 31, 1998
  Total capital (to risk-weighted assets)
    RidgeStone Financial
      Services, Inc.                           $6,783,415    12.4%    $4,372,779    8.0%        N/A
    RidgeStone Bank                            $6,281,463    11.6%    $4,349,713    8.0%     $5,437,141    10.0%
  Tier I capital (to risk-weighted assets)
    RidgeStone Financial
      Services, Inc.                           $6,220,668    11.4%    $2,186,389    4.0%        N/A
    RidgeStone Bank                            $5,718,716    10.5%    $2,147,856    4.0%     $3,262,285     6.0%
  Tier I capital (to average assets)
    RidgeStone Financial
      Services, Inc.                           $6,220,668     8.2%    $3,047,520    4.0%        N/A
    RidgeStone Bank                            $5,718,716     8.2%    $2,791,280    4.0%     $3,489,100     5.0%



--------------------------------------------------------------------------------
NOTE 19 - Regulatory Restriction

RidgeStone Financial Services, Inc. (Holding Company only) has made a commitment to the Federal Reserve Bank, Chicago not to incur any debt until the later of August 31, 2000 or five years from the date of consummation of operation, (December 7, 1995) without prior approval from the Federal Reserve Bank.

                     RIDGESTONE FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


--------------------------------------------------------------------------------

NOTE 20 - Fair Values of Financial Instruments

The estimated fair values of the Company's financial instruments are as follows:

                                            December 31, 1999            December 31, 1998
                                         ------------------------     -----------------------
                                          Carrying     Estimated      Carrying     Estimated
                                           Amount      Fair Value      Amount      Fair Value
                                          --------     ----------     --------     ----------
FINANCIAL ASSETS

  Cash and due from banks                $ 2,400,560   $ 2,400,560   $ 2,741,672   $ 2,741,672
                                         ===========   ===========   ===========   ===========

  Interest bearing deposits in banks     $   264,024   $   264,024   $     2,649   $     2,649
                                         ===========   ===========   ===========   ===========

  Federal funds sold                     $ 4,532,173   $ 4,532,173   $12,525,000   $12,525,000
                                         ===========   ===========   ===========   ===========

  Available for sale securities          $   128,500   $   128,500   $   615,284   $   615,284
                                         ===========   ===========   ===========   ===========

  Held to maturity securities            $   999,381   $   995,203   $ 1,750,335   $ 1,780,700
                                         ===========   ===========   ===========   ===========

  Net loans                              $51,039,297   $51,216,732   $48,306,330   $48,614,751
                                         ===========   ===========   ===========   ===========

  Mortgage loans held for sale           $   136,000   $   136,000   $   259,000   $   259,000
                                         ===========   ===========   ===========   ===========

  Cash surrender value of life           $ 1,942,672   $ 1,942,672   $ 1,797,153   $ 1,797,153
    insurance                            ===========   ===========   ===========   ===========

  Accrued interest receivable            $   401,784   $   401,784   $   394,273   $   394,273
                                         ===========   ===========   ===========   ===========

FINANCIAL LIABILITIES

  Deposits                               $57,464,391   $57,472,425   $64,522,856   $64,561,674
                                         ===========   ===========   ===========   ===========

  Accrued interest payable               $   309,503   $   309,503   $   533,454   $   533,454
                                         ===========   ===========   ===========   ===========


The estimated fair value of fee income on letters of credit at December 31, 1999 and 1998 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at December 31, 1999 and 1998.

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

                     RIDGESTONE FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


--------------------------------------------------------------------------------

NOTE 21 - RidgeStone Financial Services, Inc. (Parent Company Only) Financial Information

                            CONDENSED BALANCE SHEETS
                                                                               December 31,
                                                                     ----------------------------
                                                                         1999             1998
                                                                         ----             ----
ASSETS
  Cash                                                               $    8,740       $  274,880
  Interest-bearing deposits in banks                                    258,165            2,649
  Available for sale securities                                          83,500          113,800
  Investment in subsidiary                                            6,298,503        5,720,592
  Other real estate                                                           -           81,222
  Other assets                                                           12,500           14,119
                                                                     ----------        ---------

     TOTAL ASSETS                                                    $6,661,408       $6,207,262
                                                                     ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Other liabilities                                                  $        -       $    9,118
                                                                     ----------       ----------

STOCKHOLDERS' EQUITY
  Preferred stock, no par value; 2,000,000 shares authorized,
    no shares issued and outstanding                                                          -
  Common stock, no par value; 10,000,000 shares authorized,
    and 876,492 shares issued and outstanding.                        8,417,117        8,417,117
  Retained deficit                                                   (1,717,271)      (2,196,449)
                                                                     ----------       ----------
                                                                      6,699,846        6,220,668
  Accumulated other comprehensive loss                                  (38,438)         (22,524)
                                                                     ----------       ----------
     Total Stockholders' Equity                                       6,661,408        6,198,144
                                                                     ----------       ----------

          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                                       $6,661,408       $6,207,262
                                                                     ==========       ==========

                       RIDGESTONE FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


--------------------------------------------------------------------------------

NOTE 21 - RidgeStone Financial Services, Inc. (Parent Company Only) Financial Information (continued)

                         CONDENSED STATEMENTS OF INCOME

                                                           Years Ended December 31,
                                                     -----------------------------------------
                                                        1999            1998           1997
                                                        ----            ----           ----
INCOME
  Interest                                           $   6,025       $   7,553       $  15,742
  Gain (loss) on sale of securities                    (15,402)         (7,687)        569,429
  Other                                                  4,765           3,364              --
                                                     ---------       ---------       ---------
     Total Income (Expense)                             (4,612)          3,230         585,171
                                                     ---------       ---------       ---------

EXPENSES
  Salaries and employee benefits                            --           2,827           9,532
  Other                                                 95,973          42,889          41,914
                                                     ---------       ---------       ---------
     Total Expenses                                     95,973          45,716          51,446
                                                     ---------       ---------       ---------
          Income (Loss) Before Income Taxes and
            Equity in Undistributed Net Income
            (Loss) of Subsidiary                      (100,585)        (42,486)        533,725

INCOME TAXES                                                25           7,797          34,251
                                                     ---------       ---------       ---------

  Income (Loss) Before Equity in Undistributed
    Net Income (Loss) of Subsidiary                   (100,610)        (50,283)        499,474

EQUITY IN UNDISTRIBUTED NET INCOME
  (LOSS) OF SUBSIDIARY                                 579,788         381,660        (457,841)
                                                     ---------       ---------       ---------

     NET INCOME                                      $ 479,178       $ 331,377       $  41,633
                                                     =========       =========       =========

                       RIDGESTONE FINANCIAL SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


--------------------------------------------------------------------------------

NOTE 21 - RidgeStone Financial Services, Inc. (Parent Company Only) Financial Information (continued)

                                                           1999            1998            1997
                                                           ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                            $ 479,178       $ 331,377       $  41,633
                                                        ---------       ---------       ---------
  Adjustments to reconcile net income to net
    cash flows used in operating activities
      (Gain) loss on sale of investment securities         15,402           7,687        (569,429)
      Loss on sale of other real estate owned              54,497            --                --
      Amortization of organizational costs                     --              --           2,120
      Increase (decrease) in other assets                   1,620          (2,500)           (265)
      Increase (decrease) in other liabilities             (9,118)              1             264
      Equity in undistributed (income) loss
        of subsidiary                                    (579,788)       (381,660)        457,841
                                                        ---------       ---------       ---------
          Total Adjustments                              (517,387)       (376,472)       (109,469)
                                                        ---------       ---------       ---------
            Net Cash Flows Used in
              Operating Activities                        (38,209)        (45,095)        (67,836)
                                                        ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net (increase) decrease in interest-bearing
    deposits in banks                                    (255,516)          1,536         180,452
  Activity in available for sale securities
    Sales                                                  55,548              --              --
    Purchases                                             (54,688)             --              --
  Investment in subsidiary Bank                                --        (495,000)       (500,000)
  Proceeds from sale of office building and
    equipment to subsidiary Bank                               --              --          32,933
  Proceeds from sales of other real estate owned           32,015         430,778              --
  Net expenditures on other real estate owned              (5,290)             --              --
  Purchase of other real estate from subsidiary Bank           --              --        (512,000)
                                                        ---------       ---------       ---------
      Net Cash Flows
        Used in Investing Activities                     (227,931)        (62,686)       (798,615)
                                                        ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from stock options exercised                        --           5,385              --
                                                        ---------       ---------       ---------

      Decrease in Cash                                   (266,140)       (102,396)       (866,451)

Cash - Beginning of Year                                  274,880         374,160         283,898
                                                        ---------       ---------       ---------

      CASH (DEFICIT) - END OF YEAR                      $   8,740       $ 271,764       $(582,553)
                                                        =========       =========       =========

Item 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with the Company's independent auditors regarding accounting and financial disclosure required to be reported pursuant to this Item.



Item 9.  Directors,   Executive  Officers,   Promoters   and   Control  Persons;
         Compliance With Section 16(a) of the Exchange Act

The information required by this Item is hereby incorporated by reference to the information under the captions entitled "Election of Directors," "Executive Officers" and "Miscellaneous - Section 16(a) Beneficial Ownership Reporting Compliance" set forth in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders (the "Proxy Statement").

Item 10. Executive Compensation

The information required by this Item is hereby incorporated by reference to the
information   under  the  captions  entitled  "Board  of  Directors  -  Director
Compensation" and "Executive Compensation" set forth in the Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is hereby incorporated by reference to the information under the caption entitled "Principal Shareholders" set forth in the Proxy Statement.

Item 12. Certain Relationships and Related Transactions

The information required by this Item is hereby incorporated by reference to the information under the caption entitled "Certain Transactions" set forth in the Proxy Statement.

Item 13. Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Reference is made to the separate exhibit index contained on page E-1 hereof.

         (b)  Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2000.

                                    RIDGESTONE FINANCIAL SERVICES, INC.


                                    By:  /s/ Paul E. Menzel
                                       ---------------------------------------
                                         Paul E. Menzel
                                         President and Chief Executive Officer


          In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 16, 2000:


            Signatures                              Title


/s/ Paul E. Menzel                  President, Chief Executive Officer and
--------------------------------    Director (Principal Executive Officer)
Paul E. Menzel

/s/ William R. Hayes                Vice President, Treasurer and Director
--------------------------------    (Principal Financial and Accounting Officer)
William R. Hayes

/s/ Christine V. Lake               Vice President, Secretary and Director
--------------------------------
Christine V. Lake

/s/ Charles N. Ackley               Director
--------------------------------
Charles N. Ackley

/s/ Gregory J. Hoesly               Director
--------------------------------
Gregory J. Hoesly

/s/ John E. Horning                 Director
--------------------------------
John E. Horning

/s/ William F. Krause, Jr.          Director
--------------------------------
William F. Krause, Jr.

/s/ Charles G. Niebler              Director
--------------------------------
Charles G. Niebler

/s/ Bernard E. Adee                 Director
--------------------------------
Bernard E. Adee

/s/ James E. Renner                 Director
--------------------------------
James E. Renner

/s/ Richard A. Streff               Director
--------------------------------
Richard A. Streff

/s/ William J. Tetzlaff             Director
--------------------------------
William J. Tetzlaff

                                INDEX TO EXHIBITS


    Exhibit No.                        Exhibit Description
    -----------                        -------------------

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

       10.1 Lease Agreement between CDJLT Investments and Ridgestone Financial Services, Inc. dated as of March 31, 1995. [Incorporated by reference to Exhibit 10.2 to Ridgestone Financial Services, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-97644)]

       *10.2 Ridgestone Financial Services, Inc. 1996 Stock Option Plan, as amended. [Incorporated by reference to Exhibit 4.1 to Ridgestone Financial Services, Inc.'s Registration Statement on Form S-8 (Registration No. 333-52323)]

       *10.3 Form of Stock Option Agreement used in conjunction with the Ridgestone Financial Services, Inc. 1996 Stock Option Plan, as amended. [Incorporated by reference to Exhibit 4.2 to Ridgestone Financial Services, Inc.'s Registration Statement on Form S-8 (Registration No. 333-52323)]

       *10.4 Employment Agreement, dated as of December 31, 1996, between Ridgestone Financial Services, Inc. and Paul E. Menzel. [Incorporated by reference to Exhibit 10.6 to Ridgestone Financial Services, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 (File No. 0-27984)]

       *10.5 First Amendment to Employment Agreement, dated as of December 31, 1997, between Ridgestone Financial Services, Inc. and Paul E. Menzel. [Incorporated by reference to
                    Exhibit 10.8 to Ridgestone Financial Services, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 (File No. 0-27984)]

       *10.6 Employment Agreement, dated as of December 31, 1996, between Ridgestone Financial Services, Inc. and William R. Hayes. [Incorporated by reference to Exhibit 10.7 to Ridgestone Financial Services, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 (File No. 0-27984)]

       *10.7 First Amendment to Employment Agreement, dated as of December 31, 1997, between Ridgestone Financial Services, Inc. and William R. Hayes. [Incorporated by reference to
                    Exhibit 10.10 to Ridgestone Financial Services, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 (File No. 0-27984)]

       *10.8 Employment Agreement, dated as of December 31, 1996, between Ridgestone Financial Services, Inc. and Christine V. Lake. [Incorporated by reference to Exhibit 10.8 to Ridgestone Financial Services, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 (File No. 0-27984)]

       *10.9 First Amendment to Employment Agreement, dated as of December 31, 1997, between Ridgestone Financial Services, Inc. and Christine V. Lake. [Incorporated by reference to
                    Exhibit 10.12 to Ridgestone Financial Services, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 (File No. 0-27984)]

       *10.10 Salary Continuation Agreement, dated October 20, 1998, by and between Ridgestone Bank and Paul E. Menzel. [Incorporated by reference to Exhibit 10.1 to Ridgestone Financial Services, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 (File No. 0-27984)]

       *10.11 Split Dollar Agreement, dated October 20, 1998, by and between Ridgestone Bank and Paul E. Menzel. [Incorporated by reference to Exhibit 10.2 to Ridgestone Financial Services, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 (File No. 0-27984)]

       *10.12 Split Dollar Agreement, dated October 20, 1998, by and between Ridgestone Bank and Paul E. Menzel. [Incorporated by reference to Exhibit 10.3 to Ridgestone Financial Services, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 (File No. 0-27984)]

       *10.13 Form of Executive Incentive Retirement Agreement, dated October 20, 1998, by and between Ridgestone Bank and each of Christine V. Lake and William R. Hayes. [Incorporated by reference to Exhibit 10.4 to Ridgestone Financial Services, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 (File No. 0-27984)]

       *10.14 Form of Split Dollar Agreement, dated October 20, 1998, by and between Ridgestone Bank and each of Christine V. Lake and William R. Hayes. [Incorporated by reference to Exhibit
                    10.5 to Ridgestone Financial Services, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 (File No. 0-27984)]

       21           Subsidiaries   of  Ridgestone   Financial   Services,   Inc.
                    [Incorporated by reference to Exhibit 21.1 to Ridgestone Financial Services, Inc.'s Registration Statement on Form SB-2 (Registration No. 33-97644)]

       23           Independent Auditor's Consent

       27           Financial Data Schedule (EDGAR version only)

       99 Definitive Proxy Statement for the Company's 2000 annual meeting of shareholders scheduled to he held on April 25, 2000 (previously filed with the Commission under Regulation 14A on March 15, 2000 and incorporated by reference herein to extent indicated in this Form 10-KSB).


          *This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB pursuant to
Item 13(a) of Form 10-KSB.