Form 10QSB
period 2000-03-31
RIDGESTONE FINANCIAL SERVICES INC
filed 2000-05-15
CIK 1001791

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO _________


Commission file number 0-27984


                       Ridgestone Financial Services, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               Wisconsin                                   39-1797151
    -------------------------------                    -------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

                             13925 West North Avenue
                           Brookfield, Wisconsin 53005
                    ----------------------------------------
                    (Address of principal executive offices)

                                  414-789-1011
                           ---------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X       No
                                                               ---         ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

             Class                            Outstanding as of March 31, 2000
             -----                            --------------------------------
    Common Stock, no par value                             876,492

Transitional Small Business Disclosure Format:  Yes         No  X
                                                    ---        ---

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                                      INDEX

                                                                            Page
                                                                          Number
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements.............................................1

          Consolidated Statements of Financial Condition at
          March 31, 2000 and December 31, 1999.................................1

          Consolidated Statements of Income
          For the Three Months Ended March 31, 2000 and 1999 ..................2

          Consolidated Statements of Cash Flows
          For the Three Months Ended March 31, 2000 and 1999...................3

          Consolidated Statements of Stockholders' Equity
          For the Three Months Ended March 31, 2000 and 1999...................4

          Notes to Consolidated Financial Statements...........................5


     Item 2.  Management's Discussion and Analysis.............................6



PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K.................................9


SIGNATURES ...................................................................10

EXHIBIT INDEX ................................................................11

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      March 31, 2000 and December 31, 1999

                                                      March 31,     December 31,
                                                        2000            1999
                                                    (Unaudited)
                                                    -----------     ------------
ASSETS
Cash and due from banks                             $ 2,153,049     $ 2,400,560
Interest-bearing deposits in banks                      260,627         264,024
Federal funds sold                                    2,849,000       4,532,173
Investments - Held to Maturity
  (fair value Mar 2000 $494,619
   and Dec 1999 $995,203)                               499,424         999,381
Investments - Available for Sale                         65,125         128,500

Loans receivable                                     54,405,354      51,692,567
   Less:  Allowance for estimated loan losses          (665,771)       (653,270)
                                                    -----------     -----------
Net loans receivable                                 53,739,583      51,039,297
                                                    -----------     -----------

Mortgage loans held for sale                            105,450         136,000
Office building and equipment, net                    1,458,296       1,352,995
Other real estate owned                                 802,754         905,938
Cash surrender value of life insurance                1,965,457       1,942,672
Accrued interest & other assets                         889,598       1,136,683
                                                    -----------     -----------

   Total assets                                     $64,788,363     $64,838,223
                                                    ===========     ===========

LIABILITIES AND STOCKHOLDERS'
  EQUITY LIABILITIES
Deposits:
  Demand                                            $ 9,982,176     $10,935,647
  Savings, NOW and other time deposits               47,405,404      46,528,744
                                                    -----------     -----------
   Total deposits                                    57,387,580      57,464,391

Accrued interest & other liabilities                    715,051         712,424
                                                    -----------     -----------

   Total liabilities                                 58,102,631      58,176,815
                                                    -----------     -----------

STOCKHOLDERS' EQUITY
Common stock, no par value:
  10,000,000 shares authorized:
  876,492 issued and outstanding                      8,417,117       8,417,117
Retained (deficit)                                   (1,678,281)     (1,717,271)
Accumulated other comprehensive income (loss)           (53,104)        (38,438)
                                                    -----------     -----------

   Total stockholders' equity                         6,685,732       6,661,408
                                                    -----------     -----------

   Total liabilities and stockholders' equity       $64,788,363     $64,838,223
                                                    ===========     ===========

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                   Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)


                                                         Three Months Ended
                                                      March 31,      March 31,
                                                        2000           1999
                                                    ------------    -----------
Interest income
  Interest on fees and loans                        $ 1,126,156     $   950,153
  Interest on securities                                 28,397         111,251
  Interest on federal funds sold                         31,854          82,407
  Interest on deposits in banks                           2,059             142
                                                    -----------     -----------
       Total interest income                          1,188,466       1,143,953
                                                    -----------     -----------

Interest expense
  Interest on deposits                                  591,692         626,686
                                                    -----------     -----------
       Net interest income before
       provision for loan losses                        596,774         517,267

Provision for loan losses                                12,500           7,500
                                                    -----------     -----------
       Net interest income after
       provision for loan losses                        584,274         509,767
                                                    -----------     -----------

Non interest income
  Secondary market loan fees                              5,709          20,174
  Service charges on deposit accounts                    23,143          13,134
  Miscellaneous                                          49,071          44,979
                                                    -----------     -----------
       Total non interest income                         77,923          78,287
                                                    -----------     -----------

Non interest expense
  Salaries and employee benefits                        347,105         306,656
  Occupancy and equipment expense                       116,266          90,840
  (Gain) loss on sale of assets                         (6,211)          32,559
  Loss on sale of AFS securities                          9,164          15,402
  Other expense                                         146,196         122,466
                                                    -----------     -----------
       Total non interest expense                       612,520         567,923
                                                    -----------     -----------

Income before income taxes                               49,677          20,131

Income taxes (benefit)                                   10,687         (74,950)
                                                    -----------     -----------

Net income                                          $    38,990     $    95,081
                                                    ===========     ===========

Earnings per share
  Basic                                             $       .04     $       .11
  Diluted                                           $       .04     $       .11

Weighted average shares outstanding                     876,492         876,492

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                         Three Months Ended
                                                     March 31,       March 31,
                                                       2000            1999
                                                    ----------      -----------
Cash Flows From Operating Activities:
  Net Income                                          $  38,990     $    95,081
    Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
      Depreciation                                       43,595          35,831
      Gain on sale of real estate                        (6,211)              0
      Loss on sale of investment securities               9,164          15,402
      Provision for loan losses                          12,500           7,500
      Charges to loan losses                                  0         (30,000)
      Accretion/Amortization of securities - net            (43)            (67)
    (Increase) decrease in assets
      Interest receivable                               232,869          42,303
      Other assets                                       (8,569)       (404,386)
    Increase (decrease) in liabilities:
      Accrued interest                                   79,816          68,230
      Other liabilities                                 (77,189)       (152,959)
                                                      ---------     -----------
    Total adjustments                                   292,143        (418,146)
                                                      ---------     -----------
  Net cash provided by (used in)
    operating activities                                331,133        (323,065)
                                                      ---------     -----------

Cash Flows From Investing Activities:
    Net (increase) decrease in
     interest-bearing deposits                            3,397          (5,492)
    Net decrease in federal funds and
     securities purchased under agreements
     to resell                                        1,683,173         962,000
    Net (increase) decrease in loans
     available for sale                                  30,550      (1,318,447)
    Proceeds from sales of available for
     sale securities                                     53,088          55,548
    Purchase of available for sale securities           (13,542)     (1,796,860)
    Proceeds from maturities of held to
     maturity securities                                500,000         250,000
    Net proceeds on other real estate                   109,395          (7,144)
    Purchases of premises and equipment                (148,896)         (2,356)
  Net (increase) decrease in loans                   (2,712,787)      3,008,507
                                                    -----------     -----------
  Net cash provided by (used in)
    investing activities                               (501,833)      1,145,756
                                                    -----------     -----------

Cash Flows From Financing Activities:
    Net increase (decrease) in deposits                 (76,811)       (912,964)
                                                    -----------     -----------
  Net cash provided by (used in)
   financing activities                                 (76,811)       (912,964)
                                                    -----------     -----------

Net (decrease) increase in cash and
 due from banks                                        (247,511)        (90,273)
Cash and due from banks, beginning                    2,400,560       2,741,672
Cash and due from banks, ending                       2,153,049       2,651,399
                                                    ===========     ===========

Supplemental disclosure of cash flow information
  Cash paid during the period for:
    Interest                                            511,300         694,916
    Income taxes                                         10,687         (74,950)
Supplemental schedule of noncash investing
 actitivies:
Net changes in unrealized gain on securities
 available for sale                                     (14,666)         12,790

                    RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        Three Months Ended March 31, 2000 and 1999
                                        (Unaudited)


                                                                          Accumulated
                                                                             Other
                                              Common        Retained     Comprehensive
                                              Stock         Earnings     Income (Loss)      Total
                                              ------        --------     -------------      -----

Balances, December 31, 1998                 $ 8,417,117   $(2,196,449)     $(22,524)     $6,198,144
Comprehensive income:
  Net income                                                   95,081                        95,081
  Unrealized gain (loss) on
   available for sale securities                                              8,177           8,177
  Reclassification adjustment for gains
   (losses) realized in net income                                           12,790          12,790
  Income tax effect                                                          (8,177)         (8,177)
                                                                                         ----------
  Total comprehensive income                                                                107,871
                                            -----------   -----------      --------      ----------
Balances, March 31, 1999                    $ 8,417,117   $(2,101,368)     $ (9,734)     $6,306,015
                                            ===========   ===========      ========      ==========

Balances, December 31, 1999                 $ 8,417,117   $(1,717,271)     $(38,438)     $6,661,408

Comprehensive income:
  Net income                                                   38,990                        38,990
  Unrealized gain (loss) on
   available for sale securities                                             (9,377)         (9,377)
  Reclassification adjustment for gains
   (losses) realized in net income                                          (14,666)        (14,666)
  Income tax effect                                                           9,377           9,377
                                                                                         ----------
  Total comprehensive income                                                                 24,324
                                            -----------   -----------      --------      ----------
Balances, March 31, 2000                    $ 8,417,117   $(1,678,281)     $(53,104)     $6,685,732
                                            ===========   ===========      ========      ==========

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2000 and 1999
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Ridgestone Financial Services, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.


NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Ridgestone Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.


NOTE 3 - COMPARATIVE DATA

Comparative statements of income and cash flows for the three months ended March 31, 2000 and March 31, 1999 have been presented.

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

The following is a discussion of the Company's Financial Condition and Results of Operations as of and for the three months ended March 31, 2000.


Financial Condition

Total Assets. Total assets of the Company as of March 31, 2000 were $64,788,363 compared to $64,838,223 as of December 31, 1999.

Cash and Cash Equivalents. Cash and interest bearing deposits, which represents cash maintained at the Bank and funds that the Bank and the Company have deposited in other financial institutions, was $2,413,676 at March 31, 2000, compared to $2,664,584 as of December 31, 1999. The Bank reported $2,849,000 of federal funds sold (which are inter-bank funds with daily liquidity) as of March 31, 2000 compared to $4,532,173 as of December 31, 1999. The $1,683,173 decrease in federal funds sold is primarily a result of the Bank utilizing the cash to fund loan growth.

Investment Securities. The Company's investment portfolio consists of (i) securities purchased with the intent to hold the securities until they mature and (ii) securities placed in the available for sale category which may be liquidated to provide cash for operating or financing purposes. The securities held-to-maturity portfolio was $499,424 at March 31, 2000 compared to $999,381 at December 31, 1999, a decrease of $499,957. The decrease was primarily a result of cash from maturing securities being used to fund loan growth. The securities available-for-sale portfolio was $65,125 at March 31, 2000 compared to $128,500 at December 31, 1999.

Loans. Total loans prior to the allowance for estimated loan losses were $54,405,354 as of March 31, 2000, compared to $51,692,567 as of December 31,
1999, an increase of $2,712,787 or 5%.

At March 31, 2000, the mix of the loan portfolio included Commercial loans of $19,057,000 or 35% of total loans; Commercial Real Estate loans of $13,632,000 or 25% of total loans; Residential Real Estate loans of $18,644,000 or 34% of total loans; and Consumer loans of $3,072,000 or 6% of total loans.

At December 31, 1999, the mix of the loan portfolio included Commercial loans of $16,956,230 or 33% of total loans; Commercial Real Estate loans of $17,890,627 or 35% of total loans; Residential Real Estate loans of $12,168,015 or 24% of total loans; and Consumer loans of $4,677,606 or 9% of total loans.

Allowance for Loan Losses. The allowance for estimated loan losses was $665,771 or 1.22% of gross loans on March 31, 2000, compared to $653,270 or 1.26% of gross loans at December 31, 1999. In accordance with Financial Accounting Standards Board Statements No. 5 and 114, the allowance is provided for losses that have potentially been incurred based on the Bank's outstanding loan balance as of the balance sheet date. The Bank evaluates the adequacy of the loan loss reserve based on past events and current economic conditions, and does not include the effects of potential losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions which are then unknown to the Bank. For additional information regarding the Company's allowance for loan losses, see "Results of Operations - Provision for Loan Losses" below.

On March 31, 2000, the Company had $802,754 in Other Real Estate Owned compared to $905,938 on December 31, 1999. The decrease was the result of the sale of real estate assets owned by the Bank.

Deposits. As of March 31,2000, total deposits were $57,387,580 compared to $57,464,391at December 31, 1999.

Liquidity. For banks, liquidity generally represents the ability to meet withdrawals from deposits and the funding of loans. The assets that provide liquidity are cash, federal funds sold and short-term loans and securities. Liquidity needs are influenced by economic conditions, interest rates and competition. The loan-to-deposit funds ratio prior to loan loss reserve on March 31, 2000 was 95% compared to 90% at December 31, 1999. The Company's strategy has been to control deposit growth while concentrating on improving asset quality and growing the loan portfolio to enhance earnings. Loan demand has exceeded anticipated levels and the Company has begun a marketing effort to increase deposits in order to match deposit growth with increased loan demand.

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


Results of Operations

Net Income. Net income before income taxes for the three-month period ended March 31, 2000 increased by $29,546 or 147% to $49,677 as compared to net income before income taxes of $20,131 in the same period of 1999. For the three-month period ended March 31, 2000, the Company reported after-tax net income of $38,990, compared to net after-tax income of $95,081for the three months ended March 31, 1999. During the first quarter of 1999, the Company recognized an income tax benefit of $74,950 related to the carryforward of prior year losses. As of the end of 1999, all of the Company's loss carryforward benefits had been recognized. As a result, first quarter of 2000 after-tax earnings do not include a tax benefit, but rather a tax expense of $10,687.

Net Interest Income. Net interest income before provision for loan losses for the three months ended March 31, 2000 was $596,774 compared to $517,267 for the same period in 1999, an improvement of 15%. A higher yield on the asset portfolio and reduced interest expense contributed to the increase. The Company's net interest margin improved from 3.37% at March 31, 1999 to 4.21% at March 31, 2000. Total interest income for the three months ended March 31, 2000 increased by $44,513, as compared with the same period in 1999, while total interest expense decreased by $34,994.

Provision  for  Loan  Losses.   The  provision  for  loan  losses  is  based  on
management's evaluation of factors such as the local and national economy and the risks associated with the loans in the portfolio.

During the three month period ended March 31, 2000, a $12,500 provision was made to the loan loss reserve to build the reserve to adequate levels in light of the recent loan growth.

Non-Interest Income. Total non-interest income was $77,923 for the three months ended March 31, 2000 compared to $78,287 for the same period in 1999. Rising interest rates slowed mortgage volume, causing a decline in secondary market loan fees, offset by an increase in service charges.

Non-Interest Expense. Total non-interest expenses (excluding any gains or losses on the sale of securities and assets) were $609,567 for the three months ended March 31, 2000 compared to $519,962 for the same period in 1999, an increase of 17%. The majority of the increase in non-interest expenses is attributed to increased salary expense relating to increased staffing in the loan area.


Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-QSB are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects," or other words of similar import. Similarly, statements that describe the Company's future plans, objectives, or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those contemplated in the forward-looking statements. Such risks include, among others: interest rate trends, the general economic climate in the Company's market area, loan delinquency rates, and legislative enactments or regulatory changes which adversely affect the business of the Company and/or the Bank. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements. The forward-looking statements included herein are only made as of the date of this Form 10-QSB and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 6.  Exhibits and Reports on Form 8-K

  a.     Exhibits


  27     Financial Data Schedule
           (EDGAR version only)


  b.     Reports on Form 8-K

         The Company did not file a Current Report on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES


          In  accordance  with  the   requirements  of  the  Exchange  Act,  the
registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             RIDGESTONE FINANCIAL SERVICES, INC.


Date:  May 12, 2000                            /s/  Paul E.Menzel
     -----------------                       -----------------------------------
                                               Paul E. Menzel
                                               President


Date:  May 12, 2000                            /s/  William R. Hayes
     -----------------                       -----------------------------------
                                               William R. Hayes
                                               Vice President and Treasurer

                                  EXHIBIT INDEX

Exhibit Number
--------------

      a.           Exhibits


      27           Financial Data Schedule
                     (EDGAR version only)