Form 10QSB
period 2000-06-30
RIDGESTONE FINANCIAL SERVICES INC
filed 2000-08-14
CIK 1001791

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO _________


Commission file number 0-27984


                       Ridgestone Financial Services, Inc.
                       -----------------------------------
        (Exact name of small business issuer as specified in its charter)


               Wisconsin                                    39-1797151
    -------------------------------                     ------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

                             13925 West North Avenue
                           Brookfield, Wisconsin 53005
                           ---------------------------
                    (Address of principal executive offices)

                                  262-789-1011
                             ----------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

     Class                                   Outstanding as of June 30, 2000
     -----                                   -------------------------------

     Common Stock, no par value                           876,492


Transitional Small Business Disclosure Format:    Yes          No   X
                                                      -----       -----

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                                      INDEX

                                                                           Page
                                                                          Number
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements............................................ 1

              Consolidated Statements of Financial Condition at
              June 30, 2000 and December 31, 1999............................. 1

              Consolidated Statements of Income
              For the Three Months and Six Months
                Ended June 30, 2000 and 1999 ................................. 2

              Consolidated Statements of Cash Flows
              For the Six Months Ended June 30, 2000 and 1999................. 3

              Consolidated Statements of Stockholders' Equity
              For the Six Months Ended June 30, 2000 and 1999................. 4

              Notes to Consolidated Financial Statements...................... 5


     Item 2.  Management's Discussion and Analysis............................ 6



PART II - OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders............. 9

     Item 6.  Exhibits and Reports on Form 8-K............................... 10



SIGNATURES .................................................................. 11

EXHIBIT INDEX ............................................................... 12

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       June 30, 2000 and December 31, 1999


                                                       June 30,     December 31,
                                                         2000           1999
                                                     (Unaudited)
                                                     -----------    ------------
ASSETS

Cash and due from banks                              $ 2,069,834    $ 2,400,560
Interest-bearing deposits in banks                       237,551        264,024
Federal funds sold                                     4,057,000      4,532,173
Investments - Held to Maturity
  (fair value Jun 2000 $491,738 and
    Dec 1999 $995,203)                                   499,710        999,381
Investments - Available for Sale                          61,552        128,500

Loans receivable                                      55,593,871     51,692,567
   Less:  Allowance for estimated loan losses           (680,463)      (653,270)
                                                     -----------    -----------
Net loans receivable                                  54,913,408     51,039,297
                                                     -----------    -----------

Mortgage loans held for sale                              97,375        136,000
Office building and equipment, net                     2,640,314      1,352,995
Other real estate owned                                  706,214        905,938
Cash surrender value of life insurance                 1,991,616      1,942,672
Accrued interest & other assets                        1,184,373      1,136,683
                                                     -----------    -----------

   Total assets                                      $68,458,947    $64,838,223
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS'
  EQUITY LIABILITIES

Deposits:
   Demand                                             $9,621,887    $10,935,647
   Savings, NOW and other time deposits               51,203,376     46,528,744
                                                     -----------    -----------
      Total deposits                                  60,825,263     57,464,391

Accrued interest & other liabilities                     885,278        712,424
                                                     -----------    -----------

   Total liabilities                                  61,710,541     58,176,815
                                                     -----------    -----------

STOCKHOLDERS' EQUITY
Common stock, no par value:
  10,000,000 shares authorized:
876,492 issued and outstanding                         8,417,117      8,417,117
Retained deficit                                      (1,612,034)    (1,717,271)
Accumulated other comprehensive loss                     (56,677)       (38,438)
                                                     -----------    -----------

   Total stockholders' equity                          6,748,406      6,661,408
                                                     -----------    -----------

   Total liabilities and stockholders' equity        $68,458,947    $64,838,223
                                                     ===========    ===========

                       RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF INCOME
                        Three and Six Months Ended June 30, 2000 and 1999
                                           (Unaudited)


                                              Three Months Ended           Six Months Ended
                                            June 30,      June 30,      June 30,     June 30,
                                              2000          1999          2000         1999
                                            --------      --------      --------     --------
Interest income
  Interest and fees on loans               $1,263,709    $1,009,133    $2,389,866   $1,959,286
  Interest on securities                        8,702        34,959        40,556      146,210
  Interest on federal funds sold               34,856       121,782        63,253      204,189
  Interest on deposits in banks                 1,924         1,750         3,983        1,892
                                           -----------   -----------   -----------  -----------
    Total interest income                   1,309,191     1,167,624     2,497,658    2,311,577
                                           -----------   -----------   -----------  -----------

Interest expense
  Interest on deposits                        627,481       607,091     1,219,174    1,233,777
                                           -----------   -----------   -----------  -----------
    Net interest income before                681,710       560,533     1,278,484    1,077,800

Provision for loan losses                      30,000        60,000        42,500       67,500
                                           -----------   -----------   -----------  -----------
    Net interest income after
    provision for loan losses                 651,710       500,533     1,235,984    1,010,300
                                           -----------   -----------   -----------  -----------

Non interest income
  Secondary market loan fees                    4,954        18,263        10,663       38,437
  Service charges on deposit accts             25,981        18,618        49,125       31,752
  Miscellaneous                                82,147        44,714       131,218       89,693
                                           -----------   -----------   -----------  -----------
    Total non interest income                 113,082        81,595       191,006      159,882
                                           -----------   -----------   -----------  -----------

Non interest expense
  Salaries and employee benefits              305,512       212,946       614,380      519,602
  Occupancy and equipment exp                 148,365       114,401       264,632      205,242
  (Gain) on sale of other real estate         (15,380)            0       (21,591)           0
  Loss on sale of AFS securities                    0             0         9,164       15,402
  Other expense                               230,743       222,520       415,176      377,544
                                           -----------   -----------   -----------  -----------
    Total non interest expense                669,240       549,867     1,281,761    1,117,790
                                           -----------   -----------   -----------  -----------

Income before income taxes                     95,552        32,261       145,229       52,392

Income taxes (benefit)                         29,305      (121,060)       39,992     (196,010)
                                           -----------   -----------   -----------  -----------

Net income                                 $   66,247    $  153,321    $  105,237   $  248,402
                                           ===========   ===========   ===========  ===========

Earnings per share
   Basic                                   $      .08    $      .17    $      .12   $      .28
   Diluted                                 $      .08    $      .17    $      .12   $      .28

Weighted average shares outstanding           876,492       876,492       876,492      876,492

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                          Six Months Ended
                                                      June 30,        June 30,
                                                        2000            1999
                                                      --------        --------
Cash Flows From Operating Activities:
  Net Income                                        $   105,237     $   248,402
    Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
       Depreciation                                      92,005          73,019
       Gain on sale of real estate                      (21,591)              0
       Loss on sale of investment securities              9,164          15,402
       Provision for loan losses                         42,500          67,500
       Charges to loan losses                           (15,307)       (180,363)
       Accretion/Amortization of
        securities - net                                   (329)            265
    (Increase) decrease in assets
       Net decrease in mortgage loans
        held for sale                                    38,625         259,000
       Interest receivable                              350,132         (12,396)
       Other assets                                    (446,767)       (935,672)
    Increase (decrease) in liabilities:
       Accrued interest                                 231,079         (47,711)
       Other liabilities                                (58,225)        178,804
                                                    ------------    ------------
    Total adjustments                                   221,286        (582,152)
                                                    ------------    ------------
  Net cash provided by (used in)
   operating activities                                 326,523        (333,750)
                                                    ------------    ------------

Cash Flows From Investing Activities:
    Net (increase) decrease in interest-
     bearing deposits                                    26,473        (257,243)
    Net decrease in federal funds sold
     and securities purchased under
     agreements to resell                               475,173       5,068,000
    Proceeds from sale of available
     for sale securities                                 53,088          80,548
    Purchase of available for sale securities           (13,542)     (1,796,860)
    Proceeds from maturities of held to
     maturity securities                                500,000         500,000
    Net proceeds on other real estate                   221,315         354,053
    Purchases of premises and equipment              (1,379,324)        (76,015)
    Net (increase) in loans                          (3,901,304)       (807,173)
                                                    ------------    ------------
  Net cash provided by (used in)
    investing activities                             (4,018,121)      3,065,310
                                                    ------------    ------------

Cash Flows From Financing Activities:
    Net increase (decrease) in deposits               3,360,872      (3,584,419)
                                                    ------------    ------------
  Net cash provided by (used in)
    financing activities                              3,360,872      (3,584,419)
                                                    ------------    ------------

Net (decrease) increase in cash and
  due from banks                                       (330,726)       (852,859)
Cash and due from banks, beginning                    2,400,560       2,741,672
                                                    ------------    ------------
Cash and due from banks, ending                     $ 2,069,834     $ 1,888,813
                                                    ============    ============

Supplemental disclosure of
 cash flow information
  Cash paid during the period for:
    Interest                                        $   988,095     $ 1,241,488
    Income taxes                                    $    39,992     $         0

                    RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          Six Months Ended June 30, 2000 and 1999
                                        (Unaudited)


                                                                    Accumulated
                                                                       Other
                                        Common        Retained      Comprehensive
                                         Stock        Earnings      Income (Loss)           Total

Balances, December 31, 1998           $8,417,117    $(2,196,449)      $(22,524)         $6,198,144
Comprehensive income:
  Net income                                            248,402                            248,402
  Unrealized gain (loss)
  on available for sale securities                                       2,887               2,887
  Reclassification adjustment
    for gains (losses) realized
    in net income                                                        4,515               4,515
  Income tax effect                                                     (2,887)             (2,887)
  Total comprehensive income                                                               252,917

Balances, June 30, 1999               $8,417,117    $(1,948,047)      $(18,009)         $6,451,061
                                      ==========    ============      =========         ===========

Balances, December 31, 1999           $8,417,117    $(1,717,271)      $(38,438)         $6,661,408

Comprehensive income:
  Net income                                            105,237                            105,237
  Unrealized gain (loss)
  on available for sale securities                                     (20,736)            (20,736)
  Reclassification adjustment
    for gains (losses) realized
    in net income                                                       (9,164)             (9,164)
  Income tax effect                                                     11,661              11,661
  Total comprehensive income                                                                86,998

Balances, June 30, 2000               $8,417,117    $(1,612,034)      $(56,677)         $6,748,406
                                      ==========    ============      =========         ===========

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2000 and 1999
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Ridgestone Financial Services, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.


NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Ridgestone Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.


NOTE 3 - COMPARATIVE DATA

Comparative statements of income for the three and six months and cash flows for the six months ended June 30, 2000 and June 30, 1999 have been presented.

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

During the third quarter of fiscal 2000, the Federal Deposit Insurance Corporation ("FDIC") and the State of Wisconsin Department of Financial Institutions (the "State") requested that the Bank enter into a proposed Memorandum of Understanding (the "Memorandum") with the FDIC and the State. Management has devoted significant time to the issues raised by the Memorandum and believes that the Bank is currently or shortly will be in compliance with substantially all of the conditions and covenants contained in the Memorandum and intends to continue to comply therewith. Management does not currently anticipate that the Memorandum will result in any material adverse effect on the results of operations or financial condition of the Company or the Bank.

The following is a discussion of the Company's Financial Condition and Results of Operations as of and for the three and six months ended June 30, 2000.


Financial Condition

Total Assets. Total assets of the Company as of June 30, 2000 were $68,458,947 compared to $64,838,223 as of December 31, 1999.

Cash and Cash Equivalents. Cash and interest bearing deposits, which represents cash maintained at the Bank and funds that the Bank and the Company have deposited in other financial institutions, was $2,307,385 at June 30, 2000, compared to $2,664,584 as of December 31, 1999. The Bank reported $4,057,000 of federal funds sold (which are inter-bank funds with daily liquidity) as of June 30, 2000 compared to $4,532,173 as of December 31, 1999. The $357,199 decrease in cash and the $475,173 decrease in federal funds sold were primarily a result of the Bank utilizing cash to (i) fund loan growth; (ii) purchase the building the Company had previously leased for use as the Bank's main office and the Company's headquarters; and (iii) remodel additional retail space which became available within the building.

Investment Securities. The Company's investment portfolio consists of (i) securities purchased with the intent to hold the securities until they mature and (ii) securities placed in the available for sale category which may be liquidated to provide cash for operating or financing purposes. The held-to-maturity securities portfolio was $499,710 at June 30, 2000 compared to $999,381 at December 31, 1999, a decrease of $499,671. The decrease was primarily a result of cash from maturing securities being used to fund loan growth and to purchase the building the Company had previously leased for use as the Bank's main office and the Company's headquarters. The available-for-sale securities portfolio was $61,552 at June 30, 2000 compared to $128,500 at December 31, 1999.

Loans. Total loans prior to the allowance for estimated loan losses were $55,593,871 as of June 30, 2000, compared to $51,692,567 as of December 31,
1999, an increase of $3,901,304 or 8%.

At June 30, 2000, the mix of the loan portfolio included Commercial loans of $20,576,000 or 36% of total loans; Commercial Real Estate loans of $13,851,000 or 25% of total loans; Residential Real Estate loans of $18,649,000 or 34% of total loans; and Consumer loans of $2,518,000 or 5% of total loans.

At December 31, 1999, the mix of the loan portfolio included Commercial loans of $19,086,000 or 37% of total loans; Commercial Real Estate loans of $13,948,000 or 27% of total loans; Residential Real Estate loans of $15,656,000 or 30% of total loans; and Consumer loans of $3,002,000 or 6% of total loans.

Some loans were reclassified during 2000 to conform more closely to regulatory reporting classifications. The balances shown above reflect this re-classification.

Allowance for Loan Losses. The allowance for estimated loan losses was $680,463 or 1.22% of gross loans on June 30, 2000, compared to $653,270 or 1.26% of gross loans at December 31, 1999. In accordance with Financial Accounting Standards Board Statements No. 5 and 114, the allowance is provided for losses that have potentially been incurred based on the Bank's outstanding loan balance as of the balance sheet date. The Bank evaluates the adequacy of the loan loss reserve based on past events and current economic conditions, and does not include the effects of potential losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions which are then unknown to the Bank. For additional information regarding the Company's allowance for loan losses, see "Results of Operations - Provision for Loan Losses" below.

In the second quarter of 2000, the Bank charged $15,307 against the loan loss reserve which related to a consumer loan charge-off and a business loan related to a customer who declared bankruptcy.

On June 30, 2000, the Company had $706,214 in Other Real Estate Owned compared to $905,938 on December 31, 1999. The decrease was the result of the sale of real estate assets owned by the Bank.

Deposits. As of June 30, 2000, total deposits were $60,825,263 compared to $57,464,391 at December 31, 1999, an increase of $3,360,872 or 6%.

Liquidity. For banks, liquidity generally represents the ability to meet withdrawals from deposits and the funding of loans. The assets that provide liquidity are cash, federal funds sold and short-term loans and securities. Liquidity needs are influenced by economic conditions, interest rates and competition. The loan-to-deposit funds ratio prior to loan loss reserve on June 30, 2000 was 91% compared to 90% at December 31, 1999. In order to ensure that liquidity is maintained at an adequate level, in the first quarter of 2000 the Company began a marketing effort to increase deposits in order to match deposit growth with increased loan demand. The Company was successful in increasing deposit growth during the second quarter of 2000 while also increasing the net interest margin. The Company intends to continue to generate deposit growth to meet loan demand, while seeking to maintain the net interest margin at appropriate levels.

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


Results of Operations

Net Income. Net income before income taxes for the three-month period ended June 30, 2000 increased by $63,291, or 196%, to $95,552 as compared to net income before income taxes of $32,261 in the same period of 1999. For the six month period ended June 30, 2000, the Company reported net income before income taxes of $145,229, up 177% as compared to net income before income taxes of $52,392 for the six months ended June 30, 1999.

For the three-month period ended June 30, 2000, the Company reported after-tax net income of $66,247, compared to after-tax net income of $153,321 for the three months ended June 30, 1999. After-tax net income was $105,237 for the six months ended June 30, 2000 as compared to after-tax net income of $248,402 for the same period in 1999. During the three and six months ended June 30, 1999, the Company recognized an income tax benefit of $121,060 and $196,010, respectively, related to the carryforward of prior years' losses. As of the end of 1999, all of the Company's loss carryforward benefits had been recognized. As a result, after-tax earnings for the three and six months ended June 30, 2000 do not include a tax benefit, but rather a tax expense.

Net Interest Income. Net interest income before provision for loan losses for the three and six months ended June 30, 2000 was $681,710 and $1,278,484 compared to $560,533 and $1,077,800 for the same periods in 1999, an improvement of 22% and 19% respectively, in each period. The Company's net interest margin improved from 3.52% at June 30, 1999 to 4.47% at June 30, 2000. Total interest income for the three and six months ended June 30, 2000 increased by $141,567 and $186,081 respectively, as compared with the same periods in 1999, while total interest expense increased by $20,390 for the three months ended June 30, 2000 and decreased by $14,603 for the six months ended June 30, 2000.

Provision for Loan Losses. The provision for loan losses is based on management's evaluation of factors such as the local and national economy and the risks associated with the loans in the portfolio. During the six month period ended June 30, 2000, a $42,500 provision was made to the loan loss reserve to build the reserve to adequate levels in light of recent loan growth.

Non-Interest Income. Total non-interest income was $113,082 for the three months ended June 30, 2000 compared to $81,595 for the same period in 1999, an increase of 39%. Total non-interest income was $191,006 for the six months ended June 30, 2000 compared to $159,882 for the same period in 1999, an increase of 19%. Rising interest rates slowed mortgage volume, causing a decline in secondary market loan fees, which were offset by gains in fee income primarily from retail brokerage sales and deposit fees.

Non-Interest Expense. Total non-interest expenses (excluding any gains or losses on the sale of securities and assets) were $684,620 for the three months ended June 30, 2000 compared to $549,867 for the same period in 1999, an increase of 25%. Total non-interest expenses (excluding any gains or losses on the sale of securities and assets) were $1,294,188 for the six months ended June 30, 2000 compared to $1,102,388 for the same period in 1999, an increase of 17%. The increase in non-interest expenses is primarily attributed to increased salary expense relating to increased staffing in the loan area.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's annual meeting of shareholders held on April 25, 2000, the following individuals were elected to the Board of Directors to hold office until the 2003 annual meeting of shareholders and until their successors are duly elected and qualified:

                                                              Authority to
         Directors                  Shares Voted For          Vote Withheld

         Gregory J. Hoesly              861,504                   8,825
         Christine V. Lake              861,504                   8,825
         Richard A. Streff              861,504                   8,825
         William J. Tetzlaff            861,504                   8,825

The following table sets forth the other directors of the Company whose terms of office continued after the 2000 annual meeting:

           Name of Director          Year in Which Term Expires

         William F. Krause, Jr.                2001
         Paul E. Menzel                        2001
         Charles G. Niebler                    2001
         James E. Renner                       2001
         Bernard E. Adee                       2002
         William R. Hayes                      2002
         John E. Horning                       2002

Item 6.  Exhibits and Reports on Form 8-K


         a.       Exhibits


                   27   Financial Data Schedule
                        (EDGAR version only)


         b.       Reports on Form 8-K

                  The Company did not file a Current Report on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             RIDGESTONE FINANCIAL SERVICES, INC.


Date:   August 14, 2000                      /s/  Paul E.Menzel
      -------------------                    -----------------------------------
                                             Paul E. Menzel
                                             President


Date:   August 14, 2000                      /s/  William R. Hayes
      -------------------                    -----------------------------------
                                             William R. Hayes
                                             Vice President and Treasurer

                                  EXHIBIT INDEX

Exhibit Number

         a.       Exhibits


                  27   Financial Data Schedule
                       (EDGAR version only)