Form 10QSB
period 2000-09-30
RIDGESTONE FINANCIAL SERVICES INC
filed 2000-11-14
CIK 1001791

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO _________


Commission file number 0-27984


                       Ridgestone Financial Services, Inc.
                       -----------------------------------
        (Exact name of small business issuer as specified in its charter)


          Wisconsin                                   39-1797151
 ------------------------------                   (I.R.S. Employer
 (State or other jurisdiction of                  Identification No.)
 incorporation or organization)

                             13925 West North Avenue
                           Brookfield, Wisconsin 53005
                           ---------------------------
                    (Address of principal executive offices)

                                   262-789-1011
                             ----------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No ____

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class                                     Outstanding as of September 30, 2000
-----                                     ------------------------------------

Common Stock, no par value                             876,492


Transitional Small Business Disclosure Format:     Yes           No     X
                                                       --------     ---------

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                                      INDEX

                                                                           Page
                                                                          Number
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements....................................... 1

                  Consolidated Statements of Financial Condition at
                  September 30, 2000 and December 31, 1999................... 1

                  Consolidated Statements of Income
                  For the Three Months and Nine Months Ended September 30,
                  2000 and 1999 ............................................. 2

                  Consolidated Statements of Cash Flows
                  For the Nine Months Ended September 30, 2000 and 1999...... 3

                  Consolidated Statements of Stockholders' Equity
                  For the Nine Months Ended September 30, 2000 and 1999...... 4

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



PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K........................... 10



SIGNATURES .................................................................. 11

EXHIBIT INDEX ............................................................... 12

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    September 30, 2000 and December 31, 1999


                                                 September 30,    December 31,
                                                      2000            1999
                                                  (Unaudited)
                                                --------------  ---------------
ASSETS
Cash and due from banks                         $  2,853,725    $  2,400,560
Interest-bearing deposits in banks                   239,457         264,024
Federal funds sold                                 9,841,000       4,532,173
Investments - Held to Maturity
    (fair value Sept 2000 $248,650
    and Dec 1999 $995,203)                           250,000         999,381
Investments - Available for Sale                      59,177         128,500

Loans receivable                                  53,944,386      51,692,567
   Less:  Allowance for estimated loan losses       (696,206)       (653,270)
                                                ------------    ------------
Net loans receivable                              53,248,180      51,039,297
                                                ------------    ------------

Mortgage loans held for sale                         207,955         136,000
Office building and equipment, net                 2,593,552       1,352,995
Other real estate owned                              706,214         905,938
Cash surrender value of life insurance             2,014,401       1,942,672
Accrued interest & other assets                    1,068,337       1,136,683
                                                ------------    ------------

   Total assets                                 $ 73,081,998    $ 64,838,223
                                                ============    ============

LIABILITIES AND STOCKHOLDERS'
  EQUITY LIABILITIES
Deposits:
   Demand                                       $  9,646,709    $ 10,935,647
   Savings, NOW and other time deposits           55,651,981      46,528,744
                                                ------------    ------------
      Total deposits                              65,298,690      57,464,391

Accrued interest & other liabilities                 994,124         712,424
                                                ------------    ------------

   Total liabilities                              66,292,814      58,176,815
                                                ------------    ------------

STOCKHOLDERS' EQUITY
Common stock, no par value:
 10,000,000 shares authorized:
 876,492 issued and outstanding                    8,417,117       8,417,117
Retained deficit                                  (1,568,882)     (1,717,271)
Accumulated other comprehensive loss                 (59,051)        (38,438)
                                                ------------    ------------

   Total stockholders' equity                      6,789,184       6,661,408
                                                ------------    ------------

   Total liabilities and stockholders' equity   $ 73,081,998    $ 64,838,223
                                                ============    ============

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
             Three and Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)
                                                   Three Months Ended          Nine Months Ended
                                            September 30,   September 30,  September 30,  September 30,
                                                2000            1999           2000           1999
                                            -------------   -------------  ------------   ------------
Interest income
         Interest and fees on loans          $ 1,238,646    $ 1,103,337    $ 3,628,512    $ 3,062,623
         Interest on securities                    8,707        103,761         49,263        307,950
         Interest on federal funds sold          106,935         27,120        170,188        173,330
         Interest on deposits in banks             1,905          2,057          5,888          3,949
                                             -----------    -----------    -----------    -----------
              Total interest income            1,356,193      1,236,275      3,853,851      3,547,852
                                             -----------    -----------    -----------    -----------

Interest expense
         Interest on deposits                    752,724        601,155      1,971,898      1,834,932
                                             -----------    -----------    -----------    -----------
              Net interest income before
              provision for loan losses          603,469        635,120      1,881,953      1,712,920

Provision for loan losses                              0        125,000         42,500        192,500
                                             -----------    -----------    -----------    -----------
               Net interest income after
               provision for loan losses         603,469        510,120      1,839,453      1,520,420
                                             -----------    -----------    -----------    -----------

Non interest income
         Secondary market loan fees                4,784         11,253         15,447         49,690
         Rental income                            22,987              0         22,987              0
         Service charges on deposit accts         23,904         28,809         73,029         60,561
         Miscellaneous                            31,483         47,307        162,701        136,999
                                             -----------    -----------    -----------    -----------
              Total non interest income           83,158         87,369        274,164        247,250
                                             -----------    -----------    -----------    -----------

Non interest expense
         Salaries and employee benefits          303,733        263,579        918,113        783,181
         Occupancy and equipment exp             120,082        113,989        384,714        319,231
         Loss (gain) on sale of other r.e         (5,000)        14,065        (26,591)        38,822
         Loss on sale of AFS securities                0              0          9,164         15,402
         Other expense                           210,592        178,274        625,769        531,062
                                             -----------    -----------    -----------    -----------
              Total non interest expense         629,407        569,907      1,911,169      1,687,698
                                             -----------    -----------    -----------    -----------

Income before income taxes                        57,220         27,582        202,448         79,972

Income taxes (benefit)                            14,067        (94,840)        54,059       (290,850)
                                             -----------    -----------    -----------    -----------

Net income                                   $    43,153    $   122,422    $   148,389    $   370,822
                                             ===========    ===========    ===========    ===========

Earnings per share
         Basic                               $       .05    $       .14    $       .17    $       .42

         Diluted                             $       .05    $       .14    $       .17    $       .42

Weighted average shares outstanding              876,492        876,492        876,492        876,492


               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)
                                                                         Nine Months Ended
                                                                 September 30,    September 30,
                                                                     2000             1999
                                                                 -------------   --------------
Cash Flows From Operating Activities:
     Net Income                                                  $    148,389    $    370,822
          Adjustments to reconcile net income to
          net cash provided by operating activities:
               Depreciation                                           150,325         113,490
               Loss (gain) on sale of other real estate               (26,591)         38,222
               Loss on sale of investment securities                    9,164          15,402
               Provision for loan losses                               42,500         192,500
               Charges to loan losses                                 (24,154)              0
               Recoveries to loan losses                               24,590               0
               Accretion/Amortization of securities - net                (619)            603
          (Increase) decrease in assets
               Net (increase) decrease in mortgage loans
                held for sale                                         (71,955)        259,000
               Interest receivable                                    330,338         (22,563)
               Other assets                                          (333,721)       (496,247)
          Increase (decrease) in liabilities:
               Accrued interest                                       180,305        (226,264)
               Other liabilities                                      101,395         136,786
                                                                 ------------    ------------
          Total adjustments                                           381,577          10,929
                                                                 ------------    ------------
     Net cash provided by operating activities                        529,966         381,751
                                                                 ------------    ------------

Cash Flows From Investing Activities:
          Net (increase) decrease in interest-bearing deposits         24,567        (259,299)
          Net (increase) decrease in federal funds sold            (5,308,827)     10,550,000
          Proceeds from sale of available for sale securities          53,088          80,548
          Purchase of available for sale securities                   (13,542)     (1,796,860)
          Proceeds from maturities of held to maturity
           securities                                                 750,000       1,500,000
          Purchase of held to maturity securities                           0        (250,000)
          Net proceeds on other real estate                           226,315         224,398
          Purchases of premises and equipment                      (1,390,882)       (112,361)
          Net (increase) in loans                                  (2,251,819)     (4,013,171)
                                                                 ------------    ------------
     Net cash provided by (used in) investing activities           (7,911,100)      5,923,255
                                                                 ------------    ------------

Cash Flows From Financing Activities:
          Net increase (decrease) in deposits                       7,834,299      (5,432,316)
                                                                 ------------    ------------
     Net cash provided by (used in) financing activities            7,834,299      (5,432,316)
                                                                 ------------    ------------

Net increase in cash and due from banks                               453,165         872,690
Cash and due from banks, beginning                                  2,400,560       2,741,672
                                                                 ------------    ------------
Cash and due from banks, ending                                  $  2,853,725    $  3,614,362
                                                                 ============    ============

Supplemental disclosure of cash flow information
 Cash paid during the period or:
                     Interest                                    $  1,791,593    $  2,061,196
                     Income taxes                                $     54,059    $          0


               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)
                                                                         Accumulated
                                                                             Other
                                              Common         Retained    Comprehensive
                                               Stock         Earnings     Income (Loss)     Total
                                               -----         --------     -------------     -----

Balances, December 31, 1998                  $ 8,417,117   $(2,196,449)   $   (22,524)   $ 6,198,144
Comprehensive income:
     Net income                                                370,822                       370,822
     Unrealized gain (loss)
     on available for sale securities                                             482            482
     Reclassification adjustment for
     gains (losses) realized in net income                                    (15,402)       (15,402)
     Income tax effect                                                          5,819          5,819
     Total comprehensive income                                                              361,721

Balances, September 30, 1999                 $ 8,417,117   $(1,825,627)   $   (31,625)   $ 6,559,865
                                             ===========   ===========    ===========    ===========

Balances, December 31, 1999                  $ 8,417,117   $(1,717,271)   $   (38,438)   $ 6,661,408

Comprehensive income:
     Net income                                                148,389                       148,389
     Unrealized gain (loss)
     on available for sale securities                                         (24,628)       (24,628)
     Reclassification adjustment for
     gains (losses) realized in net income                                     (9,164)        (9,164)
     Income tax effect                                                         13,179         13,179
     Total comprehensive income                                                              127,776

Balances, September 30, 2000                 $ 8,417,117   $(1,568,882)   $   (59,051)   $ 6,789,184
                                             ===========   ===========    ===========    ===========


               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2000 and 1999
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Ridgestone Financial Services, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Ridgestone Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 - COMPARATIVE DATA

Comparative statements of income for the three and nine months and cash flows for the nine months ended September 30, 2000 and September 30, 1999 have been presented.

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

During the third quarter of fiscal 2000, the Bank agreed to enter into a Memorandum of Understanding (the "Memorandum") with the Federal Deposit Insurance Corporation and the State of Wisconsin Department of Financial Institutions, as previously disclosed. Management has devoted significant time to the issues raised by the Memorandum and believes that the Bank is in compliance with substantially all of the conditions and covenants contained in the Memorandum and intends to continue to comply therewith. Management does not currently anticipate that the Memorandum will result in any material adverse effect on the results of operations or financial condition of the Company or the Bank.

In October 2000, the Bank received regulatory approval to form a real estate subsidiary. Management intends to utilize this subsidiary in liquidating the parcel of property the Bank acquired in October 1997 when the entity owning the underlying real estate assets securing a loan with the Bank filed for bankruptcy.

The following is a discussion of the Company's Financial Condition and Results of Operations as of and for the three and nine months ended September 30, 2000.


Financial Condition

Total Assets. Total assets of the Company as of September 30, 2000 were $73,081,998 compared to $64,838,223 as of December 31, 1999.

Cash and Cash Equivalents. Cash and due from banks and interest bearing deposits, which represents cash maintained at the Bank and funds that the Bank and the Company have deposited in other financial institutions, was $3,093,182 at September 30, 2000, compared to $2,664,584 as of December 31, 1999. The Bank reported $9,841,000 of federal funds sold (which are inter-bank funds with daily liquidity) as of September 30, 2000 compared to $4,532,173 as of December 31, 1999. The $428,598 increase in cash and due from banks and interest-bearing deposits and the $5,308,827 increase in federal funds sold were primarily a result of deposit growth during the period resulting from the Company's marketing efforts to increase deposits to better match deposit growth with increased loan demand.

Investment Securities. The Company's investment portfolio consists of (i) securities purchased with the intent to hold the securities until they mature and (ii) securities placed in the available for sale category which may be liquidated to provide cash for operating or financing purposes. The held-to-maturity securities portfolio was $250,000 at September 30, 2000 compared to $999,381 at December 31, 1999, a decrease of $749,381. The decrease was primarily a result of maturing securities. The available-for-sale securities portfolio was $59,177 at September 30, 2000 compared to $128,500 at December 31, 1999.

Loans. Total loans prior to the allowance for estimated loan losses were $53,944,386 as of September 30, 2000, compared to $51,692,567 as of December 31, 1999, an increase of $2,251,819 or 4%.

At September 30, 2000, the mix of the loan portfolio included Commercial loans of $18,140,000 or 33% of total loans; Commercial Real Estate loans of $13,804,000 or 26% of total loans; Residential Real Estate loans of $19,770,000 or 37% of total loans; and Consumer loans of $2,230,000 or 4% of total loans.

At December 31, 1999, the mix of the loan portfolio included Commercial loans of $19,086,000 or 37% of total loans; Commercial Real Estate loans of $13,948,000 or 27% of total loans; Residential Real Estate loans of $15,656,000 or 30% of total loans; and Consumer loans of $3,002,000 or 6% of total loans.

Some loans were reclassified during 2000 to conform more closely to regulatory reporting classifications. The balances shown above reflect this reclassification.

Allowance for Loan Losses. The allowance for estimated loan losses was $696,206 or 1.29% of gross loans on September 30, 2000, compared to $653,270 or 1.26 % of gross loans at December 31, 1999. In accordance with Financial Accounting Standards Board Statements No. 5 and 114, the allowance is provided for losses that have potentially been incurred based on the Bank's outstanding loan balance as of the balance sheet date. The Bank evaluates the adequacy of the loan loss reserve based on past events and current economic conditions, and does not include the effects of potential losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions which are then unknown to the Bank. For additional information regarding the Company's allowance for loan losses, see "Results of Operations - Provision for Loan Losses" below.

In the third quarter of 2000, the Bank charged $8,847 against the loan loss reserve, which related to a consumer loan charge-off and a business loan related to a customer that declared bankruptcy. During the third quarter of 2000, the Bank recovered $24,590 related to a prior loan charge-off which was added to the loan loss reserve.

On September 30, 2000, the Company had $706,214 in Other Real Estate Owned compared to $905,938 on December 31, 1999. The decrease was the result of the sale of certain real estate assets owned by the Bank.

Deposits. In early 2000, the Bank began a marketing campaign directed towards increasing deposits. The Bank was successful in generating deposit growth of $7,834,299 or 14%, with total deposits as of September 30, 2000 at $65,298,690 compared to $57,464,391 at December 31, 1999.

Liquidity. For banks, liquidity generally represents the ability to meet withdrawals from deposits and the funding of loans. The assets that provide liquidity are cash, federal funds sold and short-term loans and securities. Liquidity needs are influenced by economic conditions, interest rates and competition. Management believes the Bank will be able to meet liquidity demands as the Bank's loan growth continues. The loan-to-deposit funds ratio prior to loan loss reserve on September 30, 2000 was 82.61% compared to 89.96% at December 31, 1999.

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


Results of Operations

Net Income. Net income before income taxes for the three-month period ended September 30, 2000 increased by $29,638, or 107%, to $57,220 as compared to net income before income taxes of $27,582 in the same period of 1999. For the nine-month period ended September 30, 2000, the Company reported net income before income taxes of $202,448, up 153% as compared to net income before income taxes of $79,972 for the nine months ended September 30, 1999.

For the three-month period ended September 30, 2000, the Company reported after-tax net income of $43,153, compared to after-tax net income of $122,422 for the three months ended September 30, 1999. After-tax net income was $148,389 for the nine months ended September 30, 2000 as compared to after-tax net income of $370,822 for the same period in 1999.

During the three and nine months ended September 30, 1999, the Company recognized an income tax benefit of $94,840 and $290,850, respectively, related to the carryforward of prior years' losses. As of the end of 1999, all of the Company's loss carryforward benefits had been recognized. As a result, after-tax earnings for the three and nine months ended September 30, 2000 do not include a tax benefit, but rather a tax expense.

Net Interest Income. Net interest income before provision for loan losses for the three and nine months ended September 30, 2000 was $603,469 and $1,881,953 compared to $635,120 and $1,712,920 for the same periods in 1999, a decline of 5% and an improvement of 10% respectively, in each period. The Company's net interest margin improved from 3.73% at September 30, 1999 to 4.27% at September 30, 2000. Total interest income for the three and nine months ended September 30, 2000 increased by $119,918 and $305,999 respectively, as compared with the same periods in 1999, while total interest expense increased by $151,569 for the three months ended September 30, 2000 and increased by $136,966 for the nine months ended September 30, 2000.

Provision for Loan Losses. The provision for loan losses is based on management's evaluation of factors such as the local and national economy and the risks associated with the loans in the portfolio. During the three month period ended September 30, 2000, management felt the loan loss reserve was adequate, and therefore no provision was made to the loan loss reserve in the third quarter.

Non-Interest Income. Total non-interest income was $83,158 for the three months ended September 30, 2000 compared to $87,369 for the same period in 1999, a decrease of 5%. Total non-interest income was $274,164 for the nine months ended September 30, 2000 compared to $247,250 for the same period in 1999, an increase of 11%. This was due to lower mortgage loan demand which caused secondary market mortgage fee income to decline from the prior year, offset by an increase in brokerage services fee income and rental income from the building the Bank purchased in May 2000 which houses the Bank premises.

Non-Interest Expense. Total non-interest expenses (excluding any gains or losses on the sale of securities and assets) were $634,407 for the three months ended September 30, 2000 compared to $555,842 for the same period in 1999, an increase of 14%. Total non-interest expenses (excluding any gains or losses on the sale of securities and assets) were $1,928,596 for the nine months ended September 30, 2000 compared to $1,633,474 for the same period in 1999, an increase of 18%. The increase in non-interest expenses is primarily attributed to higher salary expense relating to increased staffing in the loan area and additional expenses related to the purchase of the building housing the Bank premises. Also, as the Bank continues to grow, the expenses associated with its audit are increasing which led the Bank to begin accruing those expenses throughout the year as opposed to paying them as incurred. As a result, operating expenses in the third quarter of 2000 include additional accrued expenses associated with the upcoming audit as well as certain overlapping expenses associated with the 1999 audit.


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

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


         a.       Exhibits


         27       Financial Data Schedule
                    (EDGAR version only)


         b.       Reports on Form 8-K

                  The Company did not file a Current Report on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES


                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            RIDGESTONE FINANCIAL SERVICES, INC.


Date:   November 14, 2000                   /s Paul E.Menzel
-------------------------                   ----------------
                                            Paul E. Menzel
                                            President


Date:   November 14, 2000                   /s/ William R. Hayes
-------------------------                   --------------------
                                            William R. Hayes
                                            Vice President and Treasurer

                                  EXHIBIT INDEX

Exhibit Number

         a.       Exhibits


27       Financial Data Schedule
         (EDGAR version only)