Form 10KSB40
period 2000-12-31
RIDGESTONE FINANCIAL SERVICES INC
filed 2001-03-21
CIK 1001791

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ______________ to _____________

Commission file number:  0-27984

                       Ridgestone Financial Services, Inc.
                 (Name of small business issuer in its charter)

              Wisconsin                                  39-1797151
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)


     13925 West North Avenue, Brookfield, Wisconsin              53005
     ----------------------------------------------              -----
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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year:  $5,610,111

Aggregate market value of voting stock held by non-affiliates of the issuer as of March 1, 2001: $3,998,376

Number of shares of common stock, no par value, outstanding on March 1, 2001:
876,492

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2001 Annual Meeting (incorporated by reference into Part III to the extent indicated therein)

Transitional Small Business Disclosure Format:  Yes ___; No    X
                                                             -----

                       Ridgestone Financial Services, Inc.
                       -----------------------------------

                                 Index to Annual
                              Report on Form 10-KSB
                   For The Fiscal Year Ended December 31, 2000

                                                                            Page
                                                                            ----
Part I
     Item 1.  Description of Business..........................................1
     Item 2.  Description of Property..........................................8
     Item 3.  Legal Proceedings................................................9
     Item 4.  Submission of Matters to a Vote of Security Holders..............9

Part II
     Item 5.  Market for Common Equity and Related Stockholder Matters.........9
     Item 6.  Management's Discussion and Analysis............................10
     Item 7.  Financial Statements............................................25
     Item 8.  Changes In and Disagreements With Accountants on
              Accounting and Financial Disclosure.............................49

Part III
     Item 9.  Directors, Executive Officers, Promoters and Control
              Persons; Compliance With Section 16(a) of
              the Exchange Act................................................49
     Item 10. Executive Compensation..........................................49
     Item 11. Security Ownership of Certain Beneficial Owners
              and Management..................................................49
     Item 12. Certain Relationships and Related Transactions..................49
     Item 13. Exhibits and Reports on Form 8-K................................49

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

The Bank provides full-service commercial and consumer banking services in its primary market areas of Brookfield, Elm Grove and Wauwatosa, Wisconsin. The Bank competes primarily with other commercial banks, savings banks, savings and loan institutions, credit unions and other financial service organizations in the three-city area and surrounding locations.

The Bank was the first bank in Wisconsin to introduce full-service PC banking, called RidgeStone Connect SM to consumers. This on-line service enables the Bank's customers to access their accounts in real time, pay bills, transfer funds, access lines of credit, exchange e-mail and view product and rate information. In 2000, the Bank introduced two business versions of RidgeStone ConnectSM to its commercial clients and plans to offer these PC banking services over the internet in the near future. As of December 31, 2000, approximately 44% of the Bank's consumer checking account customers were enrolled in RidgeStone Connect SM and approximately 21% of the Bank's commercial checking account customers were enrolled in RidgeStone Connect for Business.SM

The Company's principal business is the business of the Bank. The Bank's principal business consists of attracting deposits from the public and investing those deposits in loans and securities. The Bank's deposits are insured to the maximum extent allowable by the FDIC. The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest earned on its loans and securities and the interest paid on deposits. The Company's operating results are affected by deposit service charges, secondary market loan fees, commissions generated by the investment center and other income. The Company's operating results are also affected by economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Operating expenses of the Company include employee compensation and benefits, occupancy and equipment expense, professional and data processing fees, and other administrative expenses.

In 1996, the Bank received regulatory approval to open its first branch at 15565
W. North Avenue, Brookfield, Wisconsin. The branch opened for business on January 2, 1997, and houses a drive-thru branch banking facility and banking operations center.

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

In October 2000, the Bank received regulatory approval to form a real estate subsidiary. On December 13, 2000, the Bank formed the real estate subsidiary which then purchased a home from the Bank's Other Real Estate Owned. Management intends to use this subsidiary in liquidating the parcel of property the Bank acquired in October 1997 when the entity owning the underlying real estate assets securing a loan with the Bank filed for bankruptcy.

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

Business Strategy

The Bank's strategy is to concentrate on the financial service needs of individuals and small businesses by providing them with quality service, products and on-site decision making. The Bank pursues this strategy by attracting highly-qualified employees and utilizing state-of-the-art technology, both in its operations and in the services it provides its customers. The Bank also directs its marketing efforts toward a customer base it identifies as having the potential to be highly profitable.

Loan Products

The Bank offers a full range of retail and commercial lending services, including commercial revolving lines of credit, residential and commercial real estate mortgage loans, a system for purchasing and managing commercial customers' accounts receivable, consumer loans and equipment financing. These loan products are discussed below.

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

Management of the Bank has established relationships with a correspondent bank and other independent financial institutions to provide other services required by its customers, including loan participations. As of December 31, 2000, the Bank had a lending limit of $1,290,000. The Bank is able to attract business loans beyond its lending limit by using bank participations with other banks in Wisconsin. Likewise, the Bank has purchased participations from other area Wisconsin financial institutions.

Real Estate Loans. The Bank originates residential mortgage loans, which generally are long-term with either fixed or variable interest rates. The Bank's policy is to retain all variable interest rate mortgage loans in the Bank's loan portfolio and to sell all fixed rate loans with their servicing rights in the secondary market. This policy is subject to periodic review by management as a result of changing market and economic conditions.

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

The regulatory limits are as follows:

          Loan Category                                       LTV Limit
          -------------                                       ---------
          Raw Land                                               65%
          Land Development                                       75%
          Construction:
            Commercial, multi-family and non-residential         80%
            1-4 family residential                               85%
          Improved Property                                      85%
          Owner-occupied 1-4 family and home equity              90%(1)

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

The Bank's commercial loan portfolio totaled $17,503,514 as of December 31, 2000, and consisted primarily of lines of credit and loans to businesses. Commercial lines of credit are generally used for the purpose of financing working capital and may be secured with current assets of the borrower. Commercial loans are written for a period of greater than one year, are amortized over a period of five to seven years and are used principally for financing fixed asset expenditures. Commercial loans are generally secured with the fixed assets of the borrower.

The Bank is a licensee of the Business Manager system from Private Business Inc.
(PBI). Business Manager is a complete system for purchasing and managing the accounts receivable of a commercial customer (a merchant) on a full recourse basis with a flexible cash collateral reserve. From the Bank's prospective, the program provides a way to bank small businesses more profitably, to offer a unique combination of funding and receivable management benefits, and to control the risks associated with the funding of accounts receivable. From the merchant's perspective, the program unlocks the cash typically frozen in the accounts receivable, provides ongoing cash flow as the business generates new sales, and offers the merchant's management team information on which to base better business decisions. The Bank typically purchases two insurance policies from CNA as additional collateral on these facilities: Traditional and Fraud. The Traditional policy covers the Bank if the merchant or its debtors become insolvent. The Fraud policy protects the Bank in the event of fraud committed against the Bank by the merchant. The Bank's Business Manager portfolio totaled $1,337,801 as of December 31, 2000 and consists entirely of Business Manager Accounts Receivable Agreements with businesses and professionals.

Real Estate Commercial Loans. As of December 31, 2000, the Bank had $15,992,871 of real estate commercial loans outstanding. These loans were generally made for the purpose of purchasing manufacturing facilities, warehouses, office buildings and multiple family commercial real estate holdings, and are fully secured.

Other Products and Services

The Bank offers a broad range of deposit services to both personal and business customers, including checking accounts, money markets, savings, and time deposit accounts. Additional related services include safe deposit boxes, check services, money transfer services, debit cards and ATM access cards as well as courier deposit pick-up and lock box services for business customers.

The Bank also employs a licensed representative who provides a variety of investment and insurance products through arrangements with other service providers. These products include mutual fund products, annuities, and life insurance products.

Competition

The Company has identified as its primary competitors, offices of thrifts, credit unions or banks operating in Brookfield, Elm Grove and Wauwatosa, Wisconsin.

The Bank also faces competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds and other providers of financial services throughout the three-city area. Most of the Bank's competitors have been in business for a number of years, have established customer bases, are larger and have higher lending limits than the Bank.

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

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle Act"), among other things, permits bank holding companies to acquire banks in any state effective September 29, 1995. The Riegle Act contains certain exceptions relative to acquisitions. For example, a bank holding company may not acquire a bank that has not been in existence for less than a minimum period established by the home state; however, the minimum period cannot exceed five years. The Riegle Act makes a distinction between interstate banking and interstate branching. Under the Riegle Act, banks can merge with banks in another state beginning June 1, 1997, unless a state has adopted a law preventing interstate mergers; however, banks may acquire a branch only of a bank in another state only if that state permits out-of-state banks to acquire in-state branches without acquiring the entire bank. Under terms of the BHCA, an acquiring bank may not control more than 10 percent of federal or 30 percent of state total deposits of insured depository institutions. Wisconsin law requires approval by the Department for all acquisitions of Wisconsin banks, whether by an in-state or out-of-state purchaser and requires, in an interstate acquisition by an out-of-state bank holding company, that the acquired bank, or subsidiary banks if acquiring an in-state bank holding company, must have been in existence for at least five years.

Employees

As of December 31, 2000, the Company and the Bank together employed 19 full-time and 6 part-time employees, including 3 personal bankers, an investment officer, 5 operations specialists, 6 customer service representatives, a cashier, a receptionist, a courier, 3 commercial loan officers, a senior officer in charge of retail banking, a technology specialist, an administrative assistant and the Bank president.

Directors and Executive Officers

The directors of the Company and the Bank as of March 2, 2001 were as follows:

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

The executive officers of the Company and the Bank as of March 2, 2001 were as follows:

Name of Executive Officer                         Position
-------------------------                         --------

Paul E. Menzel                      President and Chief Executive Officer of
                                    the Company and the Bank

William R. Hayes                    Vice President and Treasurer of the Company
                                    and Vice President, Cashier/Controller of the Bank

Christine V. Lake                   Vice President and Secretary of the Company
                                    and Executive Vice President and Secretary of the Bank

Item 2.  Description of Property

On May 31, 2000, the Company purchased the building it had previously leased for use as the Bank's main office and the Company's headquarters at 13925 West North Avenue, Brookfield, Wisconsin. In 1999, the Bank took over additional retail space which became available within the building housing its main office. The remodeling of this additional space for use as bank office space was completed in May 2000. The Bank's main office now occupies approximately 8,124 square feet of a larger shopping mall that houses various retail establishments.

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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders of the Company for a vote during the fourth quarter of the year ended December 31, 2000.

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Company's common stock has traded in the over-the-counter market under the symbol "RFSV" since the completion of the Company's initial public offering in November 1995. High and low bid prices, as reported on the OTC Bulletin Board for each quarter within the last two fiscal years were as follows:

                         1999            High           Low
                         ----            ----           ---
                     1st Quarter        $12.380       $10.000
                     2nd Quarter        $11.750       $ 9.000
                     3rd Quarter        $ 9.750       $ 8.500
                     4th Quarter        $ 8.500       $ 7.000

                         2000            High           Low
                         ----            ----           ---
                     1st Quarter        $ 8.000       $ 6.000
                     2nd Quarter        $ 6.250       $ 4.500
                     3rd Quarter        $ 5.500       $ 5.125
                     4th Quarter        $ 5.750       $ 4.875

These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. These quotations do not include intra-day highs and lows. On December 31, 2000, there were approximately 38 owners of record and approximately 400 beneficial owners of the Company's common stock.

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

Item 6.  Management's Discussion and Analysis

Comparison of Operating Results for the Years Ended December 31, 2000 and December 31, 1999

Net Income. Pretax net income for fiscal 2000 increased by 101% to $209,004 from pre-tax net income of $104,143 for fiscal 1999. After-tax net income for the fiscal year ended December 31, 2000 decreased to $160,661 compared with after-tax net income of $479,178 for fiscal 1999. Earnings per share were $0.18 per diluted common share for fiscal 2000 compared to $0.55 per diluted common share for fiscal 1999. During the twelve months ended December 31, 1999, the Company recognized an income tax benefit of $375,035 related to the carryforward of prior years' losses. As of the end of 1999, all of the Company's loss carryforward benefits had been recognized. As a result, after-tax earnings for the twelve months ended December 31, 2000 do not include loss carryforward tax benefits.

Interest Income. Interest income consists primarily of interest on loans (including loan fees), securities, federal funds sold, and interest-bearing deposits at other financial institutions. Total interest income for the year ended December 31, 2000 was $5,257,153 compared to $4,831,816 for the year ended December 31, 1999, an increase of $425,337 or 9%. This increase was primarily the result of higher yields in the loan portfolio and higher loan demand, which shifted funds from lower-yielding investments to higher-yielding loans. The interest yield on average earning assets improved to 8.66% in fiscal 2000 from 7.93% in fiscal 1999.

Interest Expense. Interest expense primarily represents interest paid to depositors. Interest expense increased to $2,815,791 in fiscal 2000 from $2,417,939 in fiscal 1999, an increase of $397,852 or 16%. The increase in interest expense was primarily due to a combination of growth in deposits, higher interest rates paid on deposits, and a shift in lower-rate money market balances to higher-rate time deposits. Additionally, deposit interest rate yields increased from 4.68% in fiscal 1999 to 5.44% in fiscal 2000.

Set forth below is a summary of the Company's average deposits and interest paid on such deposits during fiscal 2000 and fiscal 1999.

-----------------------------------------------------------------------------------------------------------
                                         2000             Rate Paid            1999            Rate Paid
                                      -----------       ------------     ---------------    ---------------
Non interest-bearing demand           $ 8,781,695            --            $ 8,697,185            --
Interest-bearing demand                 1,795,118           1.03%            1,683,475            1.06%
Money market accounts                  26,321,412           5.18%           30,601,480            4.64%
Savings deposits                        1,367,929           2.08%            1,590,674            2.12%
Time deposits                          22,230,805           6.32%           17,738,976            5.34%
Federal funds purchased                     2,262           6.94%                    0               0%
                                            -----           -----                    -              --
     Total deposits                   $60,499,221           4.65%          $60,311,790            4.01%
                                      ===========           =====          ===========            =====

Net Interest Income. Net interest income represents the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. Net interest income before provision for loan losses was $2,441,362 for the year ended December 31, 2000, an increase of $27,485 or 1% compared with net interest income of $2,413,877 for the year ended December 31, 1999. The net interest margin increased to 4.02% at December 31, 2000 from 3.96% at December 31, 1999.

The following table sets forth the average balances and an analysis of the interest rates and interest differential of the Company's earning assets, which earn interest income, and interest bearing liabilities, which accrue interest expense, for fiscal 2000 and fiscal 1999.

                                                                    Average Balance Sheet and
                                                                 Analysis of Net Interest Income
                                                                     Year Ended December 31,
                                    ------------------------------------------------------------------------------------------
                                                       2000                                           1999
                                    -------------------------------------------     ------------------------------------------
                                       Average          Related        Yield          Average          Related         Yield
                                       Balance          Interest        Rate          Balance          Interest         Rate
                                    --------------    ------------    ---------     -------------    ------------     --------
Earning assets:
    Deposits in bank                 $   136,024      $    7,465         5.49%      $    98,958      $    6,025        6.09%
    Investments (taxable)                639,562          55,449         8.67%        5,274,559         276,087        5.23%
    Funds sold and securities
       purchased under
       agreements to resell            5,891,847         364,852         6.19%        5,488,217         286,165        5.21%
    Loans(a)                          54,018,271       4,829,387         8.94%       50,068,153       4,263,539        8.52%
                                      ----------       ---------                     ----------       ---------
       Total earning assets          $60,685,704      $5,257,153         8.66%      $60,929,887      $4,831,816        7.93%
                                      ==========       =========         ====        ==========       =========        ====

Interest-bearing liabilities:
    NOW accounts                     $ 1,795,118      $   18,520         1.03%      $ 1,683,475      $   17,908        1.06%
    Savings accounts                   1,367,929          28,423         2.08%        1,590,674          33,694        2.12%
    Money market accounts             26,321,412       1,364,426         5.18%       30,601,480       1,418,807        4.64%
    Time deposits                     22,230,805       1,404,265         6.32%       17,738,976         947,530        5.34%
    Fund purchased                         2,262             157         6.94%                0               0        0.00%
                                     -----------       ---------                     ----------       ---------
       Total interest-bearing liabs  $51,717,526      $2,815,791         5.44%      $51,614,605      $2,417,939        4.68%
                                      ==========       =========         ====        ==========       =========        ====

Interest spread(b)                                    $2,441,362         3.22%                       $2,413,877        3.25%
                                                       =========         ====                         =========        ====

Interest margin(c)                                    $2,441,362         4.02%                       $2,413,877        3.96%
                                                       =========         ====                         =========        ====

------------

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

                                                            Rate/Volume Analysis of Net Interest Income
                                                                    Year Ended December 31, 2000
                                                                            Compared to
                                                                    Year Ended December 31, 1999
                                               -----------------------------------------------------------------------
                                                                     Increase (Decrease) Due To
                                               -----------------------------------------------------------------------
                                                   Volume              Rate             Rate/Volume           Net
                                               ---------------    ----------------    ----------------    ------------

Earning assets:
     Deposits in bank                          $       2,257      $        (594)      $        (223)      $    1,440
     Investments (taxable)                          (242,609)           181,209            (159,235)        (220,635)
     Funds sold and securities purchased
            under agreements to resell                21,046             53,692               3,949           78,687
     Loans                                           336,372            212,693              16,781          565,845
                                               ---------------    ----------------    ----------------    ------------
         Total earning assets                  $     117,065      $     447,000       $    (138,728)      $  425,337
                                               ===============    ================    ================    ============

Interest-bearing liabilities:
     NOW accounts                              $       1,188      $        (540)      $         (36)      $      615
     Savings accounts                                 (4,718)              (643)                 90           (5,271)
     Money market accounts                          (198,441)           167,485             (23,425)         (54,381)
     Time deposits                                   239,932            172,997              43,806          456,735
     Fund purchased                                        0                  0                 157              157
                                               ---------------    ----------------    ----------------    ------------
         Total interest-bearing liabilities    $      37,691      $     339,299       $      20,592       $  397,852
                                               ---------------    ----------------    ----------------    ------------

         Net change in net interest income     $      79,104      $     107,701       $    (159,320)      $   27,485
                                               ===============    ================    ================    ============

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

The Company made a loan loss provision of $42,500 in 2000 compared with $282,500 in 1999. The provision was made to bring the reserve to adequate levels as a result of increasing balances in the loan portfolio. During fiscal 2000, the Bank charged $24,154 against the loan loss reserve, which related primarily to two consumer loan charge-offs and a business loan related to a customer that declared bankruptcy. The Company also recovered $24,590 related to a prior loan charge-off which was added to the loan loss reserve.

As of December 31, 2000, the Company's loan loss reserve was $696,206 or 1.28% of outstanding loans compared to $653,270 or 1.26% of outstanding loans at December 31, 1999.

Set forth below is an analysis of the Company's provision for loan losses.

                         Summary of Loan Loss Experience
                            And Loan Loss Provisions

                                                2000                1999
                                         -----------------    ----------------

Beginning loan loss reserve              $        653,270     $       562,747
Charge-offs:

    Commercial                                     12,830                   0
    Real Estate:
      Construction                                      0                   0
      Commercial                                        0             179,396
      Other Mortgages                                   0                   0
    Installment-consumer                           11,324              12,581

Recoveries:
    Commercial                                          0                   0
    Real Estate:
      Construction                                      0                   0
      Commercial                                   24,590                   0
      Other mortgages                                   0                   0
    Installment-consumer                                0                   0
                                         -----------------    ----------------
                                         $           (436)    $       191,977
Net charge-offs (recoveries)
Additions charged to operations                    42,500             282,500
                                         -----------------    ----------------
Balance at end of period                 $        696,206     $       653,270
                                         =================    ================

Ratio of net charge-offs (recoveries
during the period to average loans
outstanding during the period                        0.00               0.38%

Noninterest Income. Total noninterest income consisted of service charges on deposit accounts, secondary market loan fees, merchant credit card processing services, rental income, commission income generated by the investment center and employee benefit plan income. Total noninterest income (excluding losses on the sale of securities) was $362,122 for fiscal 2000 compared to $327,598 for fiscal 1999, an increase of $34,524 or an 11% improvement. Due to a higher interest rate environment during 2000, secondary mortgage loan originations declined, which was the primary cause of a decrease in secondary market loan fee income of $36,228 as compared to fiscal 1999. However, this decline was offset by an increase in brokerage commissions of $33,347 from increased sales and an increase of $36,581 in rental income from the purchase of the building housing the bank's operations.

Noninterest Expenses. Total noninterest expenses consisted primarily of salaries and employee benefits, occupancy and equipment expenses, professional fees, and data processing fees. Total noninterest expenses for fiscal 2000 (excluding gains and losses on the sale of assets) were $2,576,823 compared to $2,291,227 for fiscal 1999, an increase of $285,596 or 12%. The majority of the increase in noninterest expenses is attributed to higher salary expense relating to increased staffing in the loan area and additional expenses related to remodeling of the building housing the Bank premises. Also, as the Bank has continued to grow, the expenses associated with its audit increased, which led the Bank to begin accruing those expenses throughout the year as opposed to paying them as incurred. As a result, operating expenses included additional accrued expenses associated with the 2000 audit as well as certain overlapping expenses associated with the 1999 audit.

In fiscal 2000, the Bank's FDIC premiums were assessed at $28,887 as required by federal law.

Selected Financial Ratios. Set forth below are selected financial ratios of the Company for fiscal 2000 and fiscal 1999:

                                                         2000         1999
                                                         ----         ----
         Return on average assets                        0.23%        0.71%
         Return on average equity                        2.37%        7.38%
         Dividend payout ratio on common stock           NONE         NONE
         Average equity to average assets                9.91%        9.61%

Provision for Income Taxes. A tax provision of $48,343 was made in fiscal 2000 as compared to a tax benefit of $375,035 which was recognized in fiscal 1999 as a result of recognizing previous years' net operating loss carryforwards.

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

Set forth below is a summary of the Company's average deposits and interest paid on such deposits during fiscal 1999 and fiscal 1998.

                              --------------------------------------------------
                                    1999     Rate Paid        1998     Rate Paid
                              -------------  ---------   -----------   ---------
Non interest-bearing demand     $ 8,697,185       --     $ 6,489,824        --
Interest-bearing demand           1,683,475     1.06%      1,454,223      1.72%
Money market accounts            30,601,480     4.64%     24,363,265      5.29%
Savings deposits                  1,590,674     2.12%      1,258,761      2.77%
Time deposits                    17,738,976     5.34%     25,075,721      6.11%
                                 ----------     -----     ----------      -----
     Total deposits             $60,311,790     4.01%    $58,641,794      4.91%
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

The following table sets forth the average balances and an analysis of the interest rates and interest differential of the Company's earning assets, which earn interest income, and interest bearing liabilities, which accrue interest expense, for fiscal 1999 and fiscal 1998.

                                                              Average Balance Sheet and
                                                           Analysis of Net Interest Income
                                                               Year Ended December 31,
                                                 1999                                         1998
                                     -------------------------------------------------------------------------------

                                       Average       Related       Yield         Average        Related      Yield
                                       Balance       Interest      Rate          Balance        Interest     Rate
                                     -----------   -----------   --------      ------------    ----------   -------
Earning assets:
    Deposits in bank                 $    98,958    $    6,025      6.09%       $   105,954    $    7,553    7.13%
    Investments (taxable)              5,274,559       276,087      5.23%         3,690,491       237,396    6.43%
    Funds sold and securities
    purchased under agreements
    to resell                          5,488,217       286,165      5.21%         7,721,729       411,276    5.33%
    Loans (a)                         50,068,153     4,263,539      8.52%        48,971,885     4,284,718    8.75%
                                      ----------     ---------                   ----------     ---------

        Total earning assets         $60,929,887    $4,831,816      7.93%       $60,490,059    $4,940,943    8.17%
                                      ==========     =========      ====         ==========     =========    ====

Interest-bearing liabilities:
    NOW accounts                     $ 1,683,475    $   17,908      1.06%       $ 1,454,223    $   25,039    1.72%
    Savings accounts                   1,590,674        33,694      2.12%         1,258,761        34,839    2.77%
    Money market accounts             30,601,480     1,418,807      4.64%        24,363,265     1,289,271    5.29%
    Time deposits                     17,738,976       947,530      5.34%        25,075,721     1,532,032    6.11%
                                      ----------       -------                   ----------     ---------
      Total interest-bearing liabs   $51,614,605    $2,417,939      4.68%       $52,151,970    $2,881,181    5.52%
                                      ==========     =========      ====         ==========     =========    ====

Interest spread (b)                                 $2,413,877      3.25%                      $2,059,762    2.65%
                                                     =========      ====                        =========    ====

Interest margin (c)                                 $2,413,877      3.96%                      $2,059,762    3.41%
                                                     =========      ====                        =========    ====
----------------

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

                                                               Rate/Volume Analysis of Net Interest Income
                                                                       Year Ended December 31, 1999
                                                                               Compared to
                                                                       Year Ended December 31, 1998
                                                          ---------------------------------------------------------------------
                                                                               Increase (Decrease) Due To
                                                          ---------------------------------------------------------------------
                                                             Volume              Rate           Rate/Volume           Net
                                                          --------------     ------------       -------------     -------------
    Earning assets:
           Deposits in bank                               $        (499)     $    (1,102)      $          73      $     (1,528)
           Investments (taxable)                                101,897          (44,224)            (18,982)           38,691
           Funds sold and securities purchased
             under agreements to resell                        (118,962)          (8,652)              2,503          (125,111)
           Loans                                                 95,917         (114,531)             (2,565)          (21,179)
                                                          --------------     ------------       -------------     -------------
                Total earning assets                      $      78,353      $  (168,509)      $     (18,971)     $   (109,127)
                                                          ==============     ============       =============     =============

    Interest-bearing liabilities:
           NOW accounts                                   $       3,947      $    (9,570)      $      (1,509)     $     (7,132)
           Savings accounts                                       9,186           (8,176)             (2,156)           (1,146)
           Money market accounts                                330,118         (159,693)            (40,889)          129,536
           Time deposits                                       (448,247)        (192,607)             56,354          (584,500)
                                                          --------------     ------------       -------------     -------------
                Total interest-bearing liabilities        $    (104,996)     $  (370,046)      $      11,800      $   (463,242)
                                                          --------------     ------------       -------------     -------------

                Net change in net interest income         $     183,349      $   201,537       $      30,771      $    354,115
                                                          ==============     ============       =============     =============

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

Set forth below is an analysis of the Company's provision for loan losses.

                                      Summary of Loan Experience
                                       And Loan Loss Provisions

                                                    1999              1998
                                                  ----------    -----------
Beginning loan loss reserve                       $  562,747    $   624,740

Charge-offs:
     Commercial                                            0              0
     Real Estate:
          Construction                                     0              0
          Commercial                                 179,396        122,489
          Other Mortgages                                  0              0
     Installment-consumer                             12,581          4,504

Recoveries:
     Commercial                                            0              0
     Real Estate:
          Construction                                     0              0
          Commercial                                       0              0
          Other Mortgages                                  0              0
     Installment-consumer                                  0              0
                                                  ----------    -----------

Net charge-offs                                   $  191,977    $   126,993
Additions charged to operations                      282,500         65,000
                                                  ----------    -----------
Balance at end of period                          $  653,270    $   562,747
                                                  ==========    ===========

Ratio of net charge-offs during the period to
average loans outstanding during the period            0.38%          0.26%

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

Noninterest Expenses. Total noninterest expenses consisted primarily of salaries and employee benefits, occupancy and equipment expenses, professional fees, data processing fees, and employee benefit plans. Total noninterest expenses for fiscal 1999 (excluding losses on the sale of assets) were $2,291,227 compared to $2,137,760 for fiscal 1998, an increase of $153,467 or 7%. The majority of the increase in noninterest expenses is attributed to employee benefit plans and occupancy expenses. The bulk of the employee benefit plan expense was offset by income related to the employee benefit plans in noninterest income while the increase in occupancy expense was primarily due to increases in rent and repairs related to Other Real Estate Owned.

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

-----------
(a) This number reflects a 5% stock dividend on the Company's common stock paid on May 21, 1998.

Provision for Income Taxes. A tax benefit of $375,035 was recognized in fiscal 1999 resulting from a net operating loss carryforward, which will be utilized to reduce taxable income in future periods.

Financial Condition

Total Assets. The Company reported total assets of $73,348,883 at December 31, 2000, an increase of $8,510,660 or 13% from December 31, 1999 with assets of $64,838,223.

Cash and Cash Equivalents. Cash and due from banks was $2,166,942 at December 31, 2000 compared to $2,664,584 at December 31, 1999 and represents cash maintained at the Bank and funds that the Bank and the Company have deposited in other financial institutions. The Bank reported $8,914,000 of federal funds sold (which are inter-bank funds with daily liquidity) and securities purchased under agreements to resell on December 31, 2000 and $4,532,173 on December 31, 1999. The $4,381,827 increase in federal funds sold is primarily a result of increased liquidity due to deposit growth resulting from the Company's marketing efforts to increase deposits to match increased loan demand. The Bank's loan-to-deposit funds ratio prior to loan loss reserve on December 31, 2000 was 83% compared to 90% on December 31, 1999.

Investment Securities. The Company's investment portfolio increased from $1,127,881 as of December 31, 1999 to $1,708,618 at December 31, 2000 as a
result of the purchase of securities in excess of amounts which matured. A portion of the securities in the Company's investment portfolio was originally purchased with the intent to hold the securities until they mature. Another portion was placed in the available for sale category as the securities may be liquidated to provide cash for operating or financing purposes. The book values of (i) U.S. Treasuries, (ii) U.S. Government agencies and (iii) other corporate securities as of December 31, 2000 and December 31, 1999 were $1,708,618 and $1,127,881 respectively.

The following table summarizes the maturity dates of those securities as of December 31, 2000.

                                                                      Investment Portfolio
                                                                       Repricing Schedule

                                                                     After 1 year
                                             1 year or less        through 5 years        After 5 years           Total
                                             ----------------      -----------------      ---------------      ------------
Available for Sale Securities:
    U.S. Treasury and other U.S.
      Govt. agencies and corporations     $                0    $                 0    $               0    $            0
       Weighted Average Yield                             0%                     0%                   0%                0%
    Corporate Securities                             218,477                      0                    0           218,477
      Weighted Average Yield                           5.71%                     0%                   0%             5.71%

                                             ----------------      -----------------      ---------------      ------------
Total Available for Sale                  $          218,477    $                 0    $               0    $      218,477
      Weighted Avg. Yield of Total                     5.71%                     0%                   0%             5.71%

Held to Maturity Securities:
    U.S. Treasury and other U.S.
Govt. agencies and corporations           $                0    $         1,490,141    $               0    $    1,490,141
       Weighted Average Yield                          0.00%                  5.93%                0.00%             5.93%

                                             ----------------      -----------------      ---------------      ------------
Total Held to Maturity                    $                0    $         1,490,141    $               0    $    1,490,141
      Weighted Avg. Yield of Total                     0.00%                  5.93%                0.00%             5.93%

Total Securities                          $          218,477    $         1,490,141    $               0    $    1,708,618
      Weighted Avg. Yield of Total                     5.71%                  5.93%                0.00%             5.90%
                                             ================      =================      ===============      ============

Amortized costs and fair values of available for sale securities are discussed in Notes 4 and 5, respectively, to the Company's Consolidated Financial Statements.

Loans. Loans prior to the allowance for loan losses increased from $51,692,567 at December 31, 1999 to $54,273,820 at December 31, 2000, an increase of $2,581,253 or 5%. In addition to the $54,273,820 in loans outstanding that the Bank reported on December 31, 2000, the Bank had unfunded loan commitments of $14,393,269. Also, during fiscal year 2000 the Bank originated $1,574,050 in mortgage loans sold in the secondary market compared to $4,815,550 secondary market loans originated in 1999. The decline in secondary market loan volume was primarily driven by lower mortgage loan demand due to higher interest rates. There were $555,000 and $136,000 of mortgage loans held for sale at December 31, 2000 and December 31, 1999, respectively.

The following table summarizes the distribution of the Company's loans at December 31, 2000 and December 31, 1999.

                                            Loan Portfolio Composition
                                                   December 31,
                               -------------------------------------------------
                                    2000                     1999
                               -----------------------  ------------------------
 Commercial                               $17,503,514              $ 19,086,012
 Real Estate:
    Construction                            3,835,587                 1,527,805
    Commercial                             15,992,871                13,948,074
    Residential                            14,935,218                14,128,501
 Installment and Consumer                   2,006,630                 3,002,175
                                            ---------                 ---------
                   Total Loans            $54,273,820               $51,692,567
                                          ===========               ===========

Some loans were reclassified during 2000 to conform more closely to regulatory reporting classifications. The balances shown above reflect this reclassification.

The following table summarizes the maturities of the Company's loan portfolio at December 31, 2000 (excluding residential real estate, consumer and installment).

                                                             Loan Maturities
--------------------------------------------------------------------------------------------------------------
                                 1 year                 After 1              After 5            Total
                                 or less            Through 5 Years           Years
--------------------------------------------------------------------------------------------------------------

  Commercial                $      13,739,771     $       18,019,348     $     1,737,266     $     33,496,385
  Real estate-construction          1,270,176              2,565,411                   0            3,835,587
                            -----------------     ------------------     ---------------     ----------------
                Total       $      15,009,947     $       20,584,759     $     1,737,266     $     37,331,972

The following table summarizes the sensitivity of the Company's loan portfolio to interest rate changes by fixed and adjustable-rate loans due after one year at December 31, 2000 (excluding residential real estate, consumer and installment).

                                                        Amount of Loans Due After One Year With
           --------------------------------------------------------------------------------------------------
                                                Predetermined          Floating or adj.
                                                    Rates              interest rates            Total
           --------------------------------------------------------------------------------------------------

             Commercial                          $      17,772,835    $      1,983,779     $      19,756,614
             Real estate-construction                    2,565,411                   0             2,565,411
                                                 -----------------    ----------------     -----------------
                           Total                 $      20,338,246    $      1,983,779     $      22,322,025

Non-Performing Assets. The Bank undertakes a continuous loan review process to promote early identification of credit quality problems in its loan portfolio and to ensure compliance with its loan policy and documentation. Any past due loans and identified problem loans are reviewed with the Board of Directors of the Bank on a monthly basis. An outside consulting firm assisted the Bank in its loan review function in fiscal 2000. Each of the loans which becomes contractually past due 90 days or more as to principal or interest payments will be reviewed by management and reported to the Loan Committee of the Board of Directors of the Bank. These loans would then be placed on a non-accrual status and all past accrued interest would be reversed.

As of December 31, 2000, management was not aware of any significant loans, group of loans or segments of the loan portfolio not included above, where there were serious doubts as to the ability of the borrowers to comply with the loan payment terms.

The following table summarizes the Company's nonperforming loans as of December 31, 2000 and December 31, 1999.

                                                         December 31,
                                               ----------------------------
                                                    2000            1999
                                               ----------     ------------
     Non-accrual Loans                         $        0     $    325,055
     Accruing Loans, Past Due 90 Days + (1)    $        0     $          0

----------------
Loans are generally placed in non-accrual when contractually past due 90 days or more.

For fiscal 2000 and fiscal 1999 the gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms was $0 and $18,731, respectively, none of which was recognized. The amounts of interest income on non-accruing loans that were included in net income for fiscal 2000 and fiscal 1999 were $22,495 and $8,499, respectively.

Allowance for Loan Losses. The Company's allowance for estimated loan losses was $696,206, or 1.28% of loans at December 31, 2000 compared to $653,270, or 1.26%
of loans at December 31, 1999. See "Comparison of Operating Results for the Years Ended December 31, 2000 and December 31, 1999 - Provision for Loan Losses."

Management believes that the majority of risk in the Bank's loan portfolio lies in commercial loans, which include commercial real estate and construction loans. Accordingly, the Bank has allocated $519,514 (or 75% of the reserve for loan losses) to these loans, which comprise about 69% of the loan portfolio. The Bank has allocated $35,196 (or approximately 5.1% of the reserve for loan losses) to residential mortgages, which comprise about 27% of the loan portfolio. Consumer loans comprise about 4% of the loan portfolio, and $21,078 (or about 3.0% of the reserve for loan losses) is allocated to consumer loans. The Bank has allocated $7,197 of the reserve for loan losses to unfunded loan commitments, which total approximately $14,393,269. The balance of the reserve for loan losses of $113,221 is unallocated.

Other Assets. The Company's office building, leasehold improvements and equipment less accumulated depreciation and amortization increased to $2,601,253 at December 31, 2000 from $1,352,995 at December 31, 1999 as a result of purchasing the building housing the bank's operations.

On December 31, 2000, the Bank and its subsidiary, had $656,947 in Other Real Estate Owned compared to $905,938 on December 31, 1999, a decline of $248,991, as a result of the sale of real estate assets owned by the Bank. Other Real Estate Owned represents nine fully improved residential lots and one completed model home. The Bank purchased these real estate assets from the bankruptcy court in fiscal 1997 after the Bank's borrower filed for bankruptcy. The Bank has a contract for the exclusive build-out of those lots by an area builder. All of this real estate has been placed for sale.

Accrued interest receivable on loans and other assets was $3,168,509 at December 31, 2000 compared to $3,079,355 at December 31, 1999.

Deposits. The Bank began a marketing campaign in early 2000 to generate deposit growth. The Bank was successful in increasing deposits by $7,858,210 from $57,464,391 as of December 31, 1999 to $65,322,601 on December 31, 2000.

As of December 31, 2000, time deposits over $100,000 represented 12% of total deposits. Set forth below is a schedule of the maturities as of December 31, 2000 for the Company's time deposits of $100,000 or more.

                                    Time Deposits of $100,000 or more
                                          Maturity Schedule
                            3 mos.    Over 3 mos.    Over 6 mos.
                           or less    thru 6 mos.    thru 12 mos.   Over 12 mos.
                          ---------  -----------     -----------    -----------

Certificates of Deposit   $    0     $ 1,713,428     $ 5,258,823    $   647,221

Other Liabilities. Accrued interest payable and other liabilities of $1,224,827 at December 31, 2000 compared to $712,424 at December 31, 1999 were made up of accrued interest payable on deposit accounts, accounts payable and deferred employee benefits. The majority of the increase was due to growth in time deposits and higher rates paid on those time deposits.

Liquidity. For banks, liquidity generally represents the ability to meet withdrawals from deposits and the funding of loans. The assets that provide liquidity are cash, federal funds sold and short-term loans and securities. Liquidity needs are influenced by economic conditions, interest rates and competition. Management believes that current liquidity levels are sufficient to meet future demands. Management believes the current liquidity position of the Bank allows it the opportunity to expand the Bank's loan portfolio and account for any deposit withdrawals which may occur. As of December 31, 2000 the Bank had $11,299,419, primarily in federal funds, available to meet future liquidity demands.

Capital Resources. The Bank's most recent notification as of July 15, 2000 from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain the minimum total risk-based, Tier I risk-based, and leverage ratios as set forth in "Description of Business--Supervision and Regulation." There have been no conditions or events since these notifications that management believes will change the Bank's classification. See Note 18 to the Company's Consolidated Financial Statements for actual ratios for 2000 and 1999.

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

The Company's strategy with respect to asset/liability management is to maximize net interest income while limiting exposure to interest rate volatility. This strategy is implemented by the Bank's management, which takes action based upon its analysis of the Bank's present positioning, its desired future positioning, economic forecasts, and its goals. The Company's goal is to maintain a monthly GAP position within + or - 25% of 1.00.

The following table summarizes the repricing opportunities as of December 31, 2000 for each major category of interest-earning assets and interest-bearing liabilities:

                                                Interest-Rate-Sensitive Assets and Liabilities
                                                                (In thousands)

                                              0-89       90-179      180-359         360+
                                              Days         Days         Days         Days          Total
                                              ----         ----         ----         ----          -----

                    Investments     $          219            0            0        1,490    $     1,709

                          Loans     $       17,472        1,565        3,943       31,294    $    54,274
------------------------------------------------------------------------------------------------------------
    Total Rate Sensitive Assets     $       17,691        1,565        3,943       32,784    $    55,983

 Rate Sensitive Liabilities (1)     $       29,358(2)     7,108       13,105        5.637    $    55,208
------------------------------------------------------------------------------------------------------------

                            GAP     $      (11,667)      (5,543)      (9,162)      27,147

                 Cumulative GAP     $      (11,667)     (17,210)     (26,372)         775

      GAP/Rate Sensitive Assets             (66.0%)      (89.4%)     (113.7%)        1.38%

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

                     DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
                                         Average Balance Sheet
                                                                     2000                   1999
                                                              -------------------    -------------------
    Cash and due from banks                                  $         2,322,097    $         2,185,088
    Federal funds sold and
       securities purchased under agreement to resell                  5,891,847              8,625,770
    Interest-bearing deposits in other banks                             136,024                 98,958
    Investment securities:
        U.S. Treasury, agency and other securities                       639,562              2,137,006
    Loans:
        Real estate mortgages                                         14,411,155             15,531,501
        Consumer-net                                                   2,619,778              3,099,319
        Commercial and other                                          36,987,338             35,437,333
                                                              -------------------    -------------------
             Total                                                    54,018,271             50,068,153
        Less allowance for loan losses                                 (678,927)              (516,397)
                                                              -------------------    -------------------
             Net loans                                                53,339,344             49,551,756
    Fixed assets                                                       2,119,615              1,364,062
    Other real estate owned                                              809,412              1,077,062
    Cash surrender value of life insurance                             1,989,417              1,184,816
    Other assets                                                       1,222,291              1,364,965
                                                              -------------------    -------------------
             Total assets                                    $        68,469,609    $        67,589,483
                                                              ===================    ===================

    Interest-bearing deposits:
        NOW accounts                                         $         1,795,118    $         1,683,475
        Savings accounts                                               1,367,929              1,590,674
        Money Market deposit accounts                                 26,321,412             30,601,480
        Time deposits                                                 22,230,805             17,738,976
        Federal funds purchased                                            2,262                      0
                                                              -------------------    -------------------
             Total interest-bearing deposits                          51,717,526             51,614,605
        Demand deposits                                                8,781,695              8,697,185
                                                              -------------------    -------------------
              Total deposits                                          60,499,221             60,311,790
    Other liabilities                                                  1,184,193                784,150
                                                              -------------------    -------------------
              Total liabilities                                       61,683,414             61,095,940
    Equity capital                                                     6,786,195              6,493,543
                                                              -------------------    -------------------
              Total liabilities and capital                  $        68,469,609    $        67,589,483
                                                              ===================    ===================

Item 7.  Financial Statements

                                                                           Page

Independent Auditor's Report.............................................     26
Consolidated Balance Sheets..............................................     27
Consolidated Statements of Income........................................     28
Consolidated Statements of Changes in Stockholders' Equity...............     29
Consolidated Statements of Cash Flows....................................     30
Notes to Consolidated Financial Statements...............................     31

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
RidgeStone Financial Services, Inc. and Subsidiary
Brookfield, Wisconsin

We have audited the accompanying consolidated balance sheets of RidgeStone Financial Services, Inc. and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RidgeStone Financial Services, Inc. and Subsidiary as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States of America.


                                             VIRCHOW, KRAUSE & COMPANY, LLP


Milwaukee, Wisconsin
February 1, 2001

                                   RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                                               CONSOLIDATED BALANCE SHEETS

                                               December 31, 2000 and 1999

--------------------------------------------------------------------------------------------------------------------------
                                     ASSETS
                                                                                             2000               1999
                                                                                    ------------------ ------------------
   Cash and due from banks                                                          $        2,050,908 $        2,400,560
   Interest bearing deposits in banks                                                          116,034            264,024
   Federal funds sold and securities purchased under agreements to resell                    8,914,000          4,532,173
   Available for sale securities - stated at fair value                                        218,477            128,500
   Held to maturity securities, fair value of $1,493,700 and
       $995,203                                                                              1,490,141            999,381
   Loans, less allowance for loan losses of $696,206 and
       $653,270                                                                             53,577,614         51,039,297
   Mortgage loans held for sale                                                                555,000            136,000
   Premises and equipment, net                                                               2,601,253          1,352,995
   Accrued interest receivable and other assets                                              3,825,456          3,985,293
                                                                                    ------------------ ------------------

          TOTAL ASSETS                                                              $       73,348,883 $       64,838,223
                                                                                    ================== ==================

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits
       Demand                                                                       $       10,114,636 $       10,935,647
       Savings and NOW                                                                      27,603,851         29,609,892
       Other Time                                                                           27,604,114         16,918,852
                                                                                    ------------------ ------------------
          Total Deposits                                                                    65,322,601         57,464,391
   Accrued interest payable and other liabilities                                            1,224,827            712,424
                                                                                    ------------------ ------------------
       Total Liabilities                                                                    66,547,428         58,176,815
                                                                                    ------------------ ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, no par value, 2,000,000 shares authorized,
       no shares issued                                                                              -                  -
   Common stock, no par value, 10,000,000 shares
       authorized, 876,492 shares issued and outstanding                                     8,417,117          8,417,117
   Retained deficit                                                                         (1,556,610)        (1,717,271)
                                                                                    ------------------ ------------------
                                                                                             6,860,507          6,699,846
   Accumulated other comprehensive loss                                                        (59,052)           (38,438)
                                                                                    ------------------ ------------------
       Total Stockholders' Equity                                                            6,801,455          6,661,408
                                                                                    ------------------ ------------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $       73,348,883 $       64,838,223
                                                                                    ================== ==================

          See accompanying notes to consolidated financial statements.

                                   RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                                            CONSOLIDATED STATEMENTS OF INCOME

                                      Years Ended December 31, 2000, 1999 and 1998

---------------------------------------------------------------------------------------------------------------------------
                                                                                2000             1999              1998
                                                                      -----------------  ---------------  ----------------
INTEREST INCOME
   Interest and fees on loans                                         $       4,829,387  $     4,263,539  $      4,284,718
   Interest on investment securities-
       taxable                                                                   55,449          276,087           237,396
   Interest on federal funds sold and securities purchased under
       agreements to resell                                                     364,852          286,165           411,276
   Interest on deposits in banks                                                  7,465            6,025             7,553
                                                                      -----------------  ---------------  ----------------
       Total Interest Income                                                  5,257,153        4,831,816         4,940,943
                                                                      -----------------  ---------------  ----------------

INTEREST EXPENSE
   Interest on deposits                                                       2,815,634        2,417,939         2,881,181

   Interest on federal funds purchased                                              157                -                 -
                                                                      -----------------  ---------------  ----------------
       Total Interest Expense                                                 2,815,791        2,417,939         2,881,181
                                                                      -----------------  ---------------  ----------------
Net interest income before provision for loan losses                          2,441,362        2,413,877         2,059,762
   Provision for loan losses                                                     42,500          282,500            65,000
                                                                      -----------------  ---------------  ----------------
Net interest income after provision for loan losses                           2,398,862        2,131,377         1,994,762
                                                                      -----------------  ---------------  ----------------

NONINTEREST INCOME
   Service charges on deposit accounts                                           94,222           87,322            40,532
   Secondary market fees                                                         19,218           55,446           153,275

   Increase in cash surrender value of life insurance                           108,206          104,832                 -
   Securities losses                                                             (9,164)         (15,402)           (7,687)
   Other income                                                                 140,476           79,998            96,052
                                                                      -----------------  ---------------  ----------------
       Total Noninterest Income                                                 352,958          312,196           282,172
                                                                      -----------------  ---------------  ----------------

NONINTEREST EXPENSES
   Salaries                                                                     968,395          855,383           852,399
   Pension, profit sharing and other employee benefits                          386,755          368,149           277,297
   Occupancy                                                                    345,800          313,395           260,134
   Furniture and equipment expenses                                             143,598          116,550           130,922
   Data processing fees                                                         133,059          136,573           104,626
   Professional fees                                                            237,337          124,078           169,483
   Other expenses                                                               327,872          425,302           342,899
                                                                      -----------------  ---------------  ----------------
       Total Noninterest Expenses                                             2,542,816        2,339,430         2,137,760
                                                                      -----------------  ---------------  ----------------

Income before income taxes                                                      209,004          104,143           139,174
   Less:  Applicable income taxes (benefits)                                     48,343         (375,035)         (192,203)
                                                                      -----------------  ---------------  ----------------

       NET INCOME                                                     $         160,661  $       479,178  $        331,377
                                                                      =================  ===============  ================

         Basic earnings per share                                     $            0.18  $          0.55  $           0.38
                                                                      =================  ===============  ================
         Diluted earnings per share                                   $            0.18  $          0.55  $           0.37
                                                                      =================  ===============  ================
         Weighted average shares outstanding                                    876,492          876,492           876,239
                                                                      =================  ===============  ================


          See accompanying notes to consolidated financial statements.

                                   RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                      Years Ended December 31, 2000, 1999 and 1998

-----------------------------------------------------------------------------------------------------------------------------
                                                                                               Accumulated
                                                                                                  other
                                                                    Common        Retained    comprehensive
                                                                    stock         deficit         loss            Total
                                                                 -------------  -----------   -------------   --------------
BALANCES - December 31, 1997                                      $  7,721,399  $(1,837,493)  $     (20,606)  $    5,863,300
                                                                                                              --------------

   Comprehensive income

       Net income - 1998                                                     -      331,377               -          331,377
       Change in unrealized gains (losses) on securities
          available for sale                                                 -            -           4,543            4,543
       Reclassification adjustment for gains
          (losses) realized in net income                                    -            -          (7,687)          (7,687)

       Income tax effect                                                     -            -           1,226            1,226
                                                                                                             ---------------
          Total Comprehensive Income                                                                                 329,459
                                                                                                             ---------------

   5% Stock dividend                                                   690,333    (690,333)               -                -
   Issuance of 437 shares of stock for the exercise of stock
       options                                                           5,385            -               -            5,385
                                                                 -------------  -----------   -------------   --------------


BALANCES - December 31, 1998                                         8,417,117   (2,196,449)        (22,524)       6,198,144
                                                                                                              --------------

   Comprehensive income

       Net income - 1999                                                     -      479,178               -          479,178
       Change in unrealized gains (losses) on securities
          available for sale                                                 -            -         (10,687)         (10,687)
       Reclassification adjustment for gains (losses)
          realized in net income                                             -            -         (15,402)         (15,402)

       Income tax effect                                                     -            -          10,175           10,175
                                                                                                              --------------
          Total Comprehensive Income                                                                                 463,264
                                                                 -------------  -----------   -------------   --------------

BALANCES - December 31, 1999                                         8,417,117   (1,717,271)        (38,438)       6,661,408
                                                                                                              --------------

   Comprehensive income

       Net income - 2000                                                     -      160,661               -          160,661
       Change in unrealized gains (losses) on securities
          available for sale                                                 -            -         (24,629)         (24,629)
       Reclassification adjustment for gains (losses)
          realized in net income                                             -            -          (9,164)          (9,164)

       Income tax effect                                                     -            -          13,179           13,179
                                                                                                              --------------
          Total Comprehensive Income                                                                                 140,047
                                                                 -------------  -----------   -------------   --------------


BALANCES - December 31, 2000                                      $  8,417,117  $(1,556,610)  $     (59,052)  $    6,801,455
                                                                  ============  ===========   =============   ==============


          See accompanying notes to consolidated financial statements.

                                     RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        Years Ended December 31, 2000, 1999 and 1998

---------------------------------------------------------------------------------------------------------------------------
                                                                        2000                1999                1998
                                                                ------------------  ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                  $          160,661  $          479,178  $          331,377
    Adjustments to reconcile net income to
      net cash flows from operating
      activities
        Depreciation                                                       190,433             152,026             170,166
        Amortization and accretion of bond
         premiums and discounts - net                                        9,240                 562                (839)
        Loss on sale of investment securities                                9,164              15,402               7,687
        Gain on disposal of premises and equipment                            (754)                  -                   -
        Provision for loan losses                                           42,500             282,500              65,000
        Provision (benefit) for deferred taxes                              48,343            (375,035)           (202,500)
        (Gain) loss on other real estate owned                             (34,007)             80,986                   -
        Net change in
           Mortgage loans held for sale                                   (419,000)            123,000             442,250
           Accrued interest receivable and other assets                   (128,497)           (243,550)         (1,763,161)
           Accrued interest payable and other liabilities                  512,403              97,889            (138,237)
                                                                ------------------  ------------------  ------------------
        Net Cash Flows from Operating Activities                           390,486             612,958          (1,088,257)
                                                                ------------------  ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net change in interest bearing deposits
      in banks                                                             147,990            (261,375)              1,536
    Net change in federal funds sold and
      securities purchased under agreements
      to resell                                                         (4,381,827)          7,992,827          (4,531,000)
    Activity in available for sale securities
        Sales                                                                8,086              55,548             391,316
        Maturities, prepayments and calls                                   45,000           1,465,000                   -
        Purchases                                                         (172,841)         (1,064,688)           (138,200)
    Activity in held to maturity securities
        Maturities, prepayments and calls                                1,000,000           1,000,000           2,500,000
        Purchases                                                       (1,500,000)           (250,000)                  -
    Net increase in loans                                               (2,580,817)         (3,015,467)         (3,438,299)
    Proceeds from sales of premises and equipment                           13,600                   -                   -
    Additions to premises and equipment                                 (1,451,537)           (128,361)           (143,744)
    Net disbursements on other real estate owned                           (22,502)           (622,589)           (186,681)
    Proceeds from other real estate owned                                  296,500             933,500             663,335
                                                                ------------------  ------------------  ------------------
        Net Cash Flows from Investing Activities                        (8,598,348)          6,104,395          (4,881,737)
                                                                ------------------  ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in deposits                                  7,858,210          (7,058,465)          6,035,231
    Proceeds from stock options exercised                                        -                   -               5,385
                                                                ------------------  ------------------  ------------------
        Net Cash Flows from Financing Activities                         7,858,210          (7,058,465)          6,040,616
                                                                ------------------  ------------------  ------------------

           Net Change in Cash and Due From Banks                          (349,652)           (341,112)             70,622

CASH AND DUE FROM BANKS - BEGINNING OF YEAR                              2,400,560           2,741,672           2,671,050
                                                                ------------------  ------------------  ------------------

    CASH AND DUE FROM BANKS - END OF YEAR                       $        2,050,908  $        2,400,560  $        2,741,672
                                                                ==================  ==================  ==================

SUPPLEMENTAL CASH FLOW DISCLOSURES
    Cash paid for interest                                      $        2,415,698  $        2,641,890  $        2,862,321
    Cash paid for income taxes                                                   -                  50              10,297


          See accompanying notes to consolidated financial statements.

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

--------------------------------------------------------------------------------
NOTE 1 - Summary of Significant Accounting Policies
--------------------------------------------------------------------------------

    Consolidation

The consolidated financial statements of RidgeStone Financial Services, Inc. and Subsidiary (the Company) include the accounts of its wholly owned subsidiary, RidgeStone Bank (the "subsidiary Bank"). RidgeStone Bank includes the accounts of its wholly owned subsidiary, RidgeStone Real Estate Divestitures, Inc. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

    Nature of Banking Activities

The consolidated income of the Company is principally from the income of the subsidiary Bank. The subsidiary Bank grants commercial, installment and residential loans and accepts deposits from customers primarily in southeastern Wisconsin. The subsidiary bank is subject to competition from other financial institutions and nonfinancial institutions providing financial products. Additionally the Company and the subsidiary Bank are subject to the regulations of certain regulatory agencies and undergo periodic examination by those regulatory agencies.

    Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of foreclosed real estate and deferred tax assets.

    Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "cash and due from banks."

The subsidiary Bank maintains amounts due from banks which, at times, may exceed federally insured limits. The subsidiary Bank has not experienced any losses in such accounts.


    Interest Bearing Deposits in Banks

Interest bearing deposits in banks mature within one year and are carried at cost.


    Available for Sale Securities

Securities classified as available for sale are those debt securities that the subsidiary Bank intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the subsidiary Bank's assets and liabilities, liquidity needs, regulatory capital consideration, and other similar factors. Securities classified as available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999
--------------------------------------------------------------------------------
NOTE 1 - Summary of Significant Accounting Policies (cont.)
--------------------------------------------------------------------------------

    Held to Maturity Securities

Securities classified as held to maturity are those debt securities the subsidiary Bank has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost, adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives. The sale of a security within three months of its maturity date or after collection of at least 85 percent of the principal outstanding at the time the security was acquired is considered a maturity for purposes of classification and disclosure.

    Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the amount of unpaid principal, reduced by the allowance for loan losses. Interest income is accrued on the unpaid principal balance. The accrual of interest income on impaired loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payments of interest or principal when they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Cash collections on impaired loans are credited to the loan receivable balance and no interest income is recognized on those loans until the principal balance is current. Accrual of interest is generally resumed when the customer is current on all principal and interest payments and has been paying on a timely basis for a period of time.

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

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999
--------------------------------------------------------------------------------
NOTE 1 - Summary of Significant Accounting Policies (cont.)
--------------------------------------------------------------------------------

    Premises and equipment

Depreciable assets are stated at cost less accumulated depreciation. Provisions for depreciation are computed on straight-line and accelerated methods over the estimated useful lives of the assets, which range from 15 to 40 years for buildings and leasehold improvements and 3 to 10 years for equipment.

    Profit-Sharing Plan

The Company has established a trusteed contributory 401(k) profit-sharing plan for qualified employees. The Company's policy is to fund contributions as accrued.

    Other Real Estate Owned

Other real estate owned, acquired through partial or total satisfaction of loans, is carried at the lower of cost or fair value less cost to sell. At the date of acquisition, losses are charged to the allowance for loan losses. Revenue and expenses from operations and changes in the valuation allowance are included in losses on foreclosed real estate.

    Income Taxes

The Company files a consolidated federal income tax return and individual state income tax returns. Accordingly, amounts equal to tax benefits of those companies having taxable federal losses or credits are reimbursed by the other companies that incur federal tax liabilities.

Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to the reserve for loan losses, nonaccrual loan income, deferred compensation, pension, fixed assets, net operating losses and unrealized gains and losses on available for sale securities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

    Off-Balance Sheet Financial Instruments

In the ordinary course of business the subsidiary Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

    Earnings Per Share

Earnings per share are computed based upon the weighted average number of common shares outstanding during each year. In the computation of diluted earnings per share, all dilutive stock options are assumed to be exercised at the beginning of each year and the proceeds are used to purchase shares of the Company's common stock at the average market price during the year.

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999
--------------------------------------------------------------------------------
NOTE 1 - Summary of Significant Accounting Policies (cont.)
--------------------------------------------------------------------------------

    Fair Value of Financial Instruments

Financial Accounting Standards Board Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

         Carrying Amounts Approximate Fair Values for the Following Instruments
                  Cash and due from banks
                  Federal funds sold and securities purchased under agreements to resell Interest-bearing deposits
                  in banks
                  Available for sale securities
                  Accrued interest receivable
                  Variable rate loans that reprice frequently where no
                    significant change in credit risk has occurred
                  Mortgage loans held for sale
                  Cash surrender value of life insurance
                  Demand deposits
                  Variable rate money market accounts
                  Variable rate certificates of deposit
                  Accrued interest payable

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

         Quoted fees currently being charged for similar instruments Taking into account the remaining terms of the agreements and the counterparties' credit standing:

             Off-balance-sheet instruments
             -----------------------------
                  Guarantees
                  Letters of credit
                  Lending commitments

Since the majority of the Company's off-balance-sheet instruments consists of nonfee-producing, variable rate commitments, the Company determined it does not have a distinguishable fair value.

    Reclassification

Certain 1999 and 1998 amounts have been reclassified to conform with the 2000 presentation. The reclassifications have no effect on reported amounts of net income or equity.

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999
--------------------------------------------------------------------------------
NOTE 2 - Cash and Due From Banks
--------------------------------------------------------------------------------

The subsidiary Bank is required to maintain vault cash and reserve balances with Federal Reserve Banks based upon a percentage of deposits. These requirements approximated $143,000 and $158,000 at December 31, 2000 and 1999, respectively.

--------------------------------------------------------------------------------
NOTE 3 - Securities Purchased Under Agreements To Resell
--------------------------------------------------------------------------------

The subsidiary Bank enters into purchases of securities under agreements to resell substantially identical securities. These agreements are classified as secured loans. Securities purchased under agreements to resell at December 31, 1999 consisted of SBA Loans. There were no securities purchased under agreements to resell at December 31, 2000.

The amounts advanced under these agreements are reflected as assets in the consolidated balance sheet. It is the subsidiary Bank's policy to take possession of securities purchased under agreements to resell. Agreements with third parties specify the subsidiary Bank's rights to request additional collateral, based on its monitoring of the fair value of the underlying securities on a daily basis. The securities are delivered by appropriate entry into a third-party custodian's account designated by the subsidiary Bank under a written custodial agreement that explicitly recognizes the subsidiary Bank's interest in the securities. At December 31, 1999, these agreements matured within 90 days and no material amount of agreements to resell securities purchased was outstanding with any individual dealer.

--------------------------------------------------------------------------------
NOTE 4 - Available for Sale Securities
--------------------------------------------------------------------------------

Amortized costs and fair values of available for sale securities as of December 31, 2000 and 1999 are summarized as follows:

                                                  2000
                             --------------------------------------------------
                                              Gross        Gross
                               Amortized    Unrealized   Unrealized
                                 Cost        Gains        Losses      Fair Value
                             -----------    --------     --------     ---------
Federal Home Loan Bank stock   $ 159,300    $      -     $      -     $ 159,300
Other equity securities          118,229           -       59,052        59,177
                             -----------    --------     --------     ---------
        Totals                 $ 277,529    $      -     $ 59,052     $ 218,477
                             ===========    ========     ========     =========

                                                  1999
                             --------------------------------------------------
                                              Gross        Gross
                               Amortized    Unrealized   Unrealized
                                 Cost        Gains        Losses      Fair Value
                             -----------    --------     --------     ---------
Equity securities              $ 121,938    $      -     $ 38,438     $  83,500
Corporate securities              45,000           -            -        45,000
                             -----------    --------     --------     ---------
        Totals                 $ 166,938    $      -     $ 38,438     $ 128,500
                             ===========    ========     ========     =========

Expected maturities will differ from contractual maturities in corporate and other equity securities since the anticipated maturities are not readily determinable.

                                     RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                 December 31, 2000 and 1999

---------------------------------------------------------------------------------------------------------------------------
NOTE 4 - Available For Sale Securities (cont.)
---------------------------------------------------------------------------------------------------------------------------

Following is a summary of the proceeds from sales of investment securities available for sale, as well as gross gains and losses for the years ended December 31:
                                                                          2000                1999               1998
    Proceeds from sales of available for sale securities           $            8,086  $          55,548  $         391,316
                                                                   ==================  =================  =================

    Gross gains on sales                                           $                -  $               -  $          23,748
    Gross losses on sales                                                      (9,164)           (15,402)           (31,435)
                                                                   ------------------  -----------------  -----------------
                                                                   $           (9,164) $         (15,402) $          (7,687)
                                                                   ==================  =================  =================

    Related income taxes (benefit)                                 $          (3,666)  $         (6,084)  $         (3,036)
                                                                   ==================  =================  =================

There were no securities pledged as collateral at December 31, 2000 and 1999.

---------------------------------------------------------------------------------------------------------------------------
NOTE 5 - Held to Maturity Securities
---------------------------------------------------------------------------------------------------------------------------

Amortized costs and fair values of held to maturity securities as of December 31, 2000 and 1999 are summarized as follows:
                                                                               2000
                                                ---------------------------------------------------------------------------
                                                                         Gross               Gross
                                                   Amortized           Unrealized          Unrealized
                                                     Cost                Gains               Losses          Fair Value
                                                -----------------  ------------------  -----------------  -----------------
Obligations of other U.S. government
    agencies and corporations                   $       1,490,141  $            3,609  $              50  $       1,493,700
                                                =================  ==================  =================  =================
                                                                               1999
                                                ---------------------------------------------------------------------------
                                                                         Gross               Gross
                                                   Amortized           Unrealized          Unrealized
                                                     Cost                Gains               Losses          Fair Value
                                                -----------------  ------------------  -----------------  -----------------
U.S. Treasury securities                        $         749,381  $            2,572  $               -  $         751,953
Obligations of other U.S. government
    agencies and corporations                             250,000                   -              6,750            243,250
                                                -----------------  ------------------  -----------------  -----------------
        Totals                                  $         999,381  $            2,572  $           6,750  $         995,203
                                                =================  ==================  =================  =================

The amortized cost and fair value of held to maturity securities as of December 31, 2000, by contractual maturity are shown below.
                                                                                                       2000
                                                                                     --------------------------------------
                                                                                           Amortized
                                                                                             Cost             Fair Value
    Due after one year through 5 years                                                 $       1,490,141  $       1,493,700
                                                                                      ==================  =================

There were no securities pledged at December 31, 2000 and 1999.

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

--------------------------------------------------------------------------------
NOTE 6 - Loans
--------------------------------------------------------------------------------

Major classifications of loans are as follows at December 31:

                                               2000               1999
                                        -----------------  -----------------
    Commercial                          $      17,503,514  $      19,086,012
    Real estate
         Construction                           3,835,587          1,527,805
         Commercial                            15,992,871         13,948,074
         Residential                           14,935,218         14,128,501
    Installment and consumer                    2,006,630          3,002,175
                                        ------------------ -----------------
                                               54,273,820         51,692,567
    Less: Allowance for loan losses             (696,206)          (653,270)
                                        ------------------ -----------------
         Net Loans                      $      53,577,614  $      51,039,297
                                        ================== =================

Impaired loans of $0 and $325,055 at December 31, 2000 and 1999, respectively, have been recognized in conformity with FASB Statement No. 114 as amended by FASB Statement No. 118. The average recorded amount of impaired loans during 2000 and 1999 was $122,160 and $320,466, respectively. The total allowance for loan losses related to these loans was $0 and $28,023 at December 31, 2000 and 1999, respectively. Interest income on impaired loans of $22,495, $8,499, and $64,157 was recognized for cash payments received in 2000, 1999 and 1998, respectively.

Certain directors and executive officers of the Company, and their related interests, had loans outstanding in the aggregate amounts of $1,387,952 and $1,143,159 at December 31, 2000 and 1999, respectively. During 2000, $744,487 of new loans were made and repayments totaled $499,694. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and did not involve more than normal risks of collectibility or present other unfavorable features.

--------------------------------------------------------------------------------
NOTE 7 -  Allowance for Loan Losses
--------------------------------------------------------------------------------

The allowance for loan losses reflected in the accompanying consolidated financial statements represents the allowance available to absorb loan losses. An analysis of changes in the allowance is presented in the following tabulation as of December 31:

                                        2000            1999          1998
                                      ----------     -----------   ----------
BALANCE - Beginning of Year           $  653,270     $   562,747   $  624,740
  Charge-offs                            (24,154)       (191,977)    (126,993)
  Recoveries                              24,590               -            -
  Provision charged to operations         42,500         282,500       65,000
                                      -----------    -----------   ----------
BALANCE - End of Year                 $  696,206     $   653,270   $  562,747
                                      ==========     ===========   ==========

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999
--------------------------------------------------------------------------------
NOTE 8 - Premises and Equipment
--------------------------------------------------------------------------------

Premises and equipment are stated at cost less accumulated depreciation at December 31 and are summarized as follows:

                                                   2000           1999
                                                -------------- --------------
    Land                                        $     232,200  $      72,200
    Building and leasehold improvements             2,159,316      1,041,147
    Furniture and equipment                         1,121,188      1,021,974
                                                -------------- -------------
                                                    3,512,704      2,135,321
    Less: Accumulated depreciation                  (911,451)      (782,326)
                                                -------------- -------------
        Net Premises and Equipment              $   2,601,253  $   1,352,995
                                                ============== =============

Depreciation expense amounted to $190,433, $152,026, and $170,166 in 2000, 1999 and 1998, respectively.

--------------------------------------------------------------------------------
NOTE 9 - Deposits
--------------------------------------------------------------------------------

The aggregate amount of Time deposits, each with a minimum denomination of $100,000, was $7,619,472 and $4,254,004 at December 31, 2000 and 1999,
respectively.

At December 31, 2000, the scheduled maturities of Time deposits are as follows:

    2001                                        $      21,966,876
    2002                                                5,203,472
    2003                                                  362,596
    2004                                                   62,384
    2005                                                    8,786
                                                -----------------
                                                $      27,604,114
                                                =================

--------------------------------------------------------------------------------
NOTE 10 - Stockholders' Equity
--------------------------------------------------------------------------------

The RidgeStone Financial Services, Inc. Stock Option Plan (the "Plan") provides for the granting of options to purchase up to 525,000 shares of common stock to key officers and employees of the Company. Options granted to date under the Plan have been granted at the fair market value of the common stock on the date of the grant. Options granted under the Plan may be exercised 33.33% per year beginning one year after the date of the grant and must be exercised within a ten year period.

Activity of the Plan is summarized in the following table:

                                                   2000                       1999                        1998
                                         -------------------------  --------------------------  ---------------------------
                                                          Weighted                    Weighted                     Weighted
                                                          Average                     Average                      Average
                                           Shares         Price        Shares         Price        Shares           Price
                                         -------------    --------  ------------   -----------  ----------         --------
OUTSTANDING - Beginning of Year                213,037    $  13.78       150,412      $  14.96      96,875         $  13.20
      Granted                                   74,025        6.00        63,300         11.00      52,050            18.50
      Exercised                                      -           -             -             -        (437)           12.32
      Cancelled or forfeited                      (587)      14.09          (675)        14.37      (2,923)           17.24
      Stock dividend                                 -           -             -             -       4,847            13.20
                                         -------------              ------------                ----------         --------
OUTSTANDING - End of Year                      286,475       11.79       213,037         13.78     150,412            14.96
                                         =============              ============                ==========

Exercisable at year end                        153,842                    99,823                    50,174
Weighted average fair value of:
    Options granted                      $        2.73              $       5.48                $     6.06
Available for future grant at year end         238,088                   311,526                   374,151

                                      RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  December 31, 2000 and 1999

---------------------------------------------------------------------------------------------------------------------------
NOTE 10 - Stockholders' Equity (cont.)
---------------------------------------------------------------------------------------------------------------------------

The following table summarizes information about Plan awards outstanding at December 31, 2000:
                                                  Options Outstanding                           Options Exercisable
                                                       Weighted-           Weighted-                         Weighted-
                                                       Average             Average                           Average
                                     Number           Remaining          Exercisable          Number         Exercise
        Exercise Price            Outstanding       Contractual Life         Price         Exercisable         Price
 -----------------------------  -----------------  ------------------   ---------------  ----------------   ---------------
                       $ 11.75            49,717        5.5 years       $       11.75            49,717      $      11.75
                         14.63            49,983        6.3 years               14.63            49,983             14.63
                         18.50            49,600        7.3 years               18.50            33,068             18.50
                         11.00            63,225        8.5 years               11.00            21,074             11.00
                          6.00            73,950        9.3 years                6.00                 -              6.00
                                ------------------                                       -----------------
                                         286,475                                                153,842
                                ==================                                       =================

---------------------------------------------------------------------------------------------------------------------------

The Company applies APB Opinion 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for its stock option awards. Had compensation cost for the Plan been determined based upon fair value at the grant dates for awards under the Plan consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:.
                                                                          2000                1999               1998
                                                                   -----------------   -----------------  -----------------
    Net income - as reported                                       $         160,661   $         479,178  $         331,377
         Pro forma                                                 $         (10,664)  $         336,501  $         248,306
    Basic earnings per share - as reported                         $            0.18   $            0.55  $            0.38
         Pro forma                                                 $           (0.01)  $            0.38  $            0.28
    Diluted earnings per share - as reported                       $            0.18   $            0.55  $            0.37
         Pro forma                                                 $           (0.01)  $            0.38  $            0.28
---------------------------------------------------------------------------------------------------------------------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants in 2000, 1999 and 1998, respectively: expected volatility of
24.34, 25.93 and 24.22, risk-free interest rates of 5.94%, 7.04% and 5.35%; and expected lives of 8 years, 8 years, and 8 years, respectively with assumption of no dividend yield.

A reconciliation of the numerators and the denominators of earnings per share and earnings per share assuming dilution is:

                                                                         Income             Shares         Per Share Amount
                                                                   ------------------  -----------------  -----------------
    2000
         Earnings per share                                        $          160,661            876,492  $            0.18
                                                                                                          =================
         Effect of options                                                          -                  -
                                                                   ------------------  -----------------
             Earnings per share - assuming dilution                $          160,661            876,492  $            0.18
                                                                   ==================  =================  =================
    1999
         Earnings per share                                        $          479,178            876,492  $            0.55
                                                                                                          =================
         Effect of options                                                          -                  -
                                                                   ------------------  -----------------
             Earnings per share - assuming dilution                $          479,178            876,492  $            0.55
                                                                   ==================  =================  =================
    1998
         Earnings per share                                        $          331,337            876,239  $            0.38
                                                                                                          =================
         Effect of options                                                          -             13,118
                                                                   ------------------  -----------------
             Earnings per share - assuming dilution                $          331,337            889,357  $            0.37
                                                                   ==================  =================  =================

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

--------------------------------------------------------------------------------
NOTE 11 - Income Taxes
--------------------------------------------------------------------------------

The provision for income taxes included in the accompanying consolidated financial statements consists of the following components at December 31:

                                               2000        1999         1998
                                           -----------  ----------  ----------
    Current Taxes
         Federal                           $         -  $        -  $        -
                                           -----------  ----------  ----------
         State                                       -  -               10,297
                                           -----------  ----------  ----------
                                                     -  -               10,297
                                           -----------  ----------  ----------

    Deferred Income Taxes (Benefit)
         Federal                                41,770    (324,045)   (170,100)
         State                                   6,573     (50,990)    (32,400)
                                           -----------  ----------  ----------
                                                48,343    (375,035)   (202,500)
                                           -----------  ----------  ----------
         Total Provision for Income Taxes  $    48,343  $ (375,035) $ (192,203)
                                           ===========  ==========  ==========


At December 31, 2000, the Company had a net operating loss carryforward for income tax purposes of approximately $573,000 which, if not utilized to reduce taxable income in future periods, will expire at the end of 2011


The net deferred tax assets in the accompanying consolidated balance sheets include the following amounts of deferred tax assets and liabilities at December 31:

                                                           2000        1999
                                                         ---------   ---------
  Deferred Tax Assets
       Allowance for loan losses                         $ 233,521   $ 216,797
       Deferred compensation                               128,155      69,919
       Start up costs                                            -      36,171
       Salary continuation                                  10,776       5,388
       Net operating loss carryforward                     233,071     318,829
       Other                                                 1,847      11,268
  Deferred Tax Liabilities
       Unrealized gain on available for sale securities     (5,939)     (8,598)
                                                         ----------  ---------
                                                         $ 601,431   $ 649,774
                                                         ==========  =========


Management believes it is more likely than not that the gross deferred tax assets will be fully realized. Therefore, no valuation allowance has been recorded as of December 31, 2000 and 1999.

                                      RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  December 31, 2000 and 1999

---------------------------------------------------------------------------------------------------------------------------
NOTE 11 - Income Taxes (cont.)
---------------------------------------------------------------------------------------------------------------------------

A reconciliation of statutory federal income taxes based upon income before taxes to the provision for federal and state income taxes for the period, as summarized previously, is as follows:
                                                   2000                      1999                      1998
                                                        % of                       % of                        % of
                                                       Pretax                     Pretax                      Pretax
                                         Amount        Income       Amount        Income        Amount        Income
                                     --------------   ---------   ----------    ----------   ------------   -----------
    Reconciliation of statutory to
      effective rates
      Federal income taxes at
        statutory rate               $       71,061      34.00%   $   35,409         34.00%   $    47,319         34.00%
          Adjustments for
             Increases in taxes
               resulting from
               state income
               taxes                              -          -             -             -          6,178          4.40
             Increase in cash
               surrender value of
               life insurance               (36,790)    (17.60)      (35,643)       (34.23)             -             -
             Reduction of
               deferred tax
               valuation
               allowance                          -          -      (385,211)      (369.89)      (235,179)      (162.50)
             Other - net                     14,072       6.73        10,410         10.00        (10,521)       (14.00)
                                     --------------   --------    ----------    ----------    -----------   -----------
    Effective Income Taxes -
      Operations                     $       48,343      23.13%   $ (375,035)      (360.12)%  $  (192,203)      (138.10)%
                                     ==============   ========    ==========    ==========    ===========   ===========

--------------------------------------------------------------------------------
NOTE 12 - Profit-Sharing Plan
--------------------------------------------------------------------------------

The Company has a trusteed 401 (k) plan. The Company contributed $8,077, $32,938, and $20,592 in 2000, 1999 and 1998, respectively.

--------------------------------------------------------------------------------
NOTE 13 - Salary Continuation Agreement
--------------------------------------------------------------------------------

The Company has entered into salary continuation agreements with various executive officers. The agreements provide for the payment of specified amounts upon the employee's retirement or death which is being accrued over the anticipated remaining period of employment. The salary continuation accrual balance was $325,681 and $183,818 at December 31, 2000 and 1999, respectively. Expenses recognized for future benefits under these agreements totaled $155,555, $141,877 and $49,000 in 2000, 1999 and 1998, respectively.

Although not part of the agreement, the Company purchased paid-up split dollar life insurance on the officers which could provide funding for the payment of benefits. Included in other assets is $2,037,186 and $1,942,672 of related cash surrender value as of December 31, 2000 and 1999, respectively.

--------------------------------------------------------------------------------
NOTE 14 - Facilities Lease
--------------------------------------------------------------------------------

On May 31, 2000, the Company exercised the option to purchase the building they had been leasing. Lease expense for the years ended December 31, 2000, 1999 and 1998 was $94,956, $113,167 and $94,235, respectively.

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

--------------------------------------------------------------------------------
NOTE 15 - Commitments and Contingencies
--------------------------------------------------------------------------------

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, financial guarantees and standby letters of credit. They involve, to varying degrees, elements of credit risk in excess of amounts recognized on the consolidated balance sheets.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and issuing letters of credit as it does for on-balance-sheet instruments.

A summary of the contract or notional amount of the Company's exposure to off-balance-sheet risk as of December 31, 2000 and 1999 is as follows:

                                                      2000          1999
Financial instruments whose contract amounts       -----------  ------------
 represent credit risk:
         Commitments to extend credit              $13,231,961  $12,497,170
         Credit card commitments                   $ 1,053,558  $   916,854
         Standby letters of credit                 $   107,750  $   109,200

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

As of December 31, 2000, the Company and the subsidiary Bank do not engage in the use of interest rate swaps, futures or option contracts.

----------------------------------------------------------------------------
NOTE 16 - Concentration of Credit Risk
----------------------------------------------------------------------------

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

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

-------------------------------------------------------------------------------
NOTE 17 - Retained Earnings
-------------------------------------------------------------------------------

The principal source of income and funds of the Company will be dividends from the subsidiary Bank. Under Wisconsin law, the subsidiary Bank will be restricted as to the maximum amount of dividends it may pay on its common stock. A Wisconsin bank may not pay dividends except out of net earnings. A bank's ability to pay dividends may also be restricted in the event that losses in excess of undivided profits have been charged against surplus. Unless exempted by the Wisconsin Department of Financial Institutions, Division of Banking, a state bank may not pay or declare dividends on capital stock in excess of 50% of its net earnings until its surplus fund is fully restored to an amount equal to 100% of the bank's capital stock. Federal regulators have authority to prohibit a bank from engaging in any action deemed by them to constitute an unsafe or unsound practice, including payment of dividends.

Federal Reserve Board policy provides that a bank holding company should not pay dividends unless (i) the dividends can be fully funded out of net income from the Company's net earnings over the prior year and (ii) the prospective rate of earnings retention appears consistent with the Company's (and its subsidiary) capital needs, asset quality and overall financial conditions.

-------------------------------------------------------------------------------
NOTE 18 - Regulatory Capital Requirements
-------------------------------------------------------------------------------

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary Bank to maintain minimum amounts and ratios (set forth in the table on the following page) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes that as of December 31, 2000 and 1999 the Company and the subsidiary Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2000, the most recent notification from the regulatory agencies categorized the subsidiary Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since these notifications that management believes have changed the institution's category.


                                      RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  December 31, 2000 and 1999

---------------------------------------------------------------------------------------------------------------------------------
NOTE 18 - Regulatory Capital Requirements (cont.)
---------------------------------------------------------------------------------------------------------------------------------

Listed below is a comparison of the Company's and the subsidiary Bank's actual capital amounts with the minimum requirements for well capitalized and adequately capitalized banks, as defined by the federal regulatory agencies' Prompt Corrective
Action Rules, as of December 31, 2000 and 1999.
                                                                                                     To Be Well Capitalized
                                                                          For Capital Adequacy       Under Prompt Corrective
                                                        Actual                 Purposes                 Action Provisions
                                             -----------------------     -----------------------    ------------------------
                                               Amount         Ratio        Amount         Ratio        Amount         Ratio
                                             -------------  --------     -----------     -------    ------------      ------
As of December 31, 2000
   Total capital (to risk weighted assets)
      RidgeStone Financial Services, Inc     $   7,206,713      12.2%    $  4,708,870       8.0%        N/A           N/A
      RidgeStone Bank                        $   6,823,319      11.6%    $  4,706,074       8.0%    $  5,882,592      10.0%
   Tier 1 capital (to risk weighted assets)
      RidgeStone Financial Services, Inc     $   6,510,507      11.1%    $  2,354,435       4.0%        N/A           N/A
      RidgeStone Bank                        $   6,127,113      10.4%    $  2,353,037       4.0%    $  3,529,555       6.0%
   Tier 1 capital (to average assets)
      RidgeStone Financial Services, Inc     $   6,510,507       8.7%    $  2,980,999       4.0%        N/A           N/A
      RidgeStone Bank                        $   6,127,113       8.3%    $  2,963,849       4.0%    $  3,704,811       5.0%
As of December 31, 1999
   Total capital (to risk weighted assets)
      RidgeStone Financial Services, Inc     $   6,936,116      12.4%    $  4,476,857       8.0%        N/A           N/A
      RidgeStone Bank                        $   6,534,774      11.7%    $  4,465,039       8.0%    $  5,581,298      10.0%
   Tier 1 capital (to risk weighted assets)
      RidgeStone Financial Services, Inc     $   6,282,846      11.2%    $  2,238,428       4.0%        N/A           N/A
      RidgeStone Bank                        $   5,881,504      10.5%    $  2,232,519       4.0%    $  3,348,778       6.0%
   Tier 1 capital (to average assets)
      RidgeStone Financial Services, Inc     $   6,282,846       9.5%    $  2,631,706       4.0%        N/A           N/A
      RidgeStone Bank                        $   5,881,504       9.0%    $  2,626,440       4.0%    $  3,283,050       5.0%

---------------------------------------------------------------------------------------------------------------------------
NOTE 19 - Fair Value of Financial Instruments
---------------------------------------------------------------------------------------------------------------------------

The estimated fair values of financial instruments at December 31, 2000 and 1999 are as follows:
                                                              2000                                    1999
                                                    Carrying          Estimated            Carrying        Estimated
                                                     Amount          Fair Value             Amount         Fair  Value
FINANCIAL ASSETS
    Cash and due from banks                    $        2,050,908 $        2,050,908  $        2,400,560 $       2,400,560
                                               ================== ==================  ================== =================
    Interest bearing deposits in banks         $          116,034 $          116,034  $          264,024 $         264,024
                                               ================== ==================  ================== =================
    Federal funds sold and securities
      purchased under agreements to resell     $        8,914,000 $        8,914,000  $        4,532,173 $       4,532,173
                                               ================== ==================  ================== =================
    Securities                                 $        1,708,618 $        1,712,177  $        1,127,881 $       1,123,703
                                               ================== ==================  ================== =================
    Loans, net                                 $       53,577,614 $       52,800,132  $       51,039,297 $      51,216,732
                                               ================== ==================  ================== =================
    Mortgage loans held for sale               $          555,000 $          555,000  $          136,000 $         136,000
                                               ================== ==================  ================== =================
    Cash surrender of life insurance policies  $        2,037,186 $        2,037,186  $        1,942,672 $       1,942,672
                                               ================== ==================  ================== =================
    Accrued interest receivable                $          421,288 $          421,288  $          401,784 $         401,784
                                               ================== ==================  ================== =================
FINANCIAL LIABILITIES
    Deposits                                   $       65,322,601 $       65,353,717  $       57,464,391 $      57,472,425
                                               ================== ==================  ================== =================
    Accrued interest payable                   $          709,596 $          709,596  $          309,503 $         309,503
                                               ================== ==================  ================== =================

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

--------------------------------------------------------------------------------
NOTE 19 - Fair Value of Financial Instruments (cont.)
--------------------------------------------------------------------------------

The estimated fair value of fee income on letters of credit at December 31, 2000 and 1999 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at December 31, 2000 and 1999.

The subsidiary Bank assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, fair values of the subsidiary Bank's financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the subsidiary Bank. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to repay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the subsidiary Bank's overall interest rate risk.

-------------------------------------------------------------------------------
NOTE 20 - Regulatory Understanding
-------------------------------------------------------------------------------

During 2000, the subsidiary Bank entered into an agreement with the Federal Deposit Insurance Corporation and the State of Wisconsin Department of Financial Institutions. The agreement requires the subsidiary Bank to develop written profit and liquidity plans and places certain restrictions on the subsidiary Bank's activities. Some of the restrictions include maintaining Tier 1 capital at a level equal to or exceeding 8.0% of the Bank's total assets, and refraining from payment of any cash dividends. At December 31, 2000, the management believes it is in compliance with the regulatory agreement.


                                     RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                 December 31, 2000 and 1999

-------------------------------------------------------------------------------------------------------------------------
NOTE 21 - RidgeStone Financial Services, Inc (Parent Company Only) Financial Information
-------------------------------------------------------------------------------------------------------------------------

                                                  CONDENSED BALANCE SHEETS

                                                                                                 December 31,
                                                                                    -------------------------------------
                                                                                            2000               1999
                                                                                    ------------------ ------------------
ASSETS
   Cash and due from banks                                                          $           27,381 $            8,740
   Interest bearing deposits in banks                                                          116,034            258,165
   Available for sale securities - stated at fair value                                         59,177             83,500
   Investment in subsidiary                                                                  6,477,114          6,298,503
   Accrued interest receivable and other assets                                                121,749             12,500
                                                                                    ------------------ ------------------

          TOTAL ASSETS                                                              $        6,801,455 $        6,661,408
                                                                                    ================== ==================


STOCKHOLDERS' EQUITY
   Preferred stock, no par value, 2,000,000 shares authorized, no
       shares issued                                                                $                - $                -
   Common stock, no par value,
       10,000,000 shares authorized, 876,492 shares issued and outstanding                   8,417,117          8,417,117
   Retained deficit                                                                         (1,556,610)        (1,717,271)
                                                                                    ------------------ ------------------
                                                                                             6,860,507          6,699,846
   Accumulated other comprehensive loss                                                        (59,052)           (38,438)
                                                                                    ------------------ ------------------
       Total Stockholders' Equity                                                            6,801,455          6,661,408
                                                                                    ------------------ ------------------

          TOTAL STOCKHOLDERS' EQUITY                                                $        6,801,455 $        6,661,408
                                                                                    ================== ==================

                                     RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                 December 31, 2000 and 1999

--------------------------------------------------------------------------------------------------------------------------
NOTE 21 - RidgeStone Financial Services, Inc. (Parent Company Only) Financial Information (cont.)
--------------------------------------------------------------------------------------------------------------------------
                                               CONDENSED STATEMENTS OF INCOME

                                                                                    Years Ended December 31,
                                                                      ----------------------------------------------------
                                                                                 2000            1999            1998
                                                                      ----------------- ---------------- -----------------
INCOME
   Interest on deposits in banks                                      $           7,465 $          6,025 $           7,553
   Securities losses                                                             (9,164)         (15,402)           (7,687)
   Other income                                                                   4,500            4,765             3,364
                                                                      ----------------- ---------------- -----------------
       Total Income                                                               2,801           (4,612)            3,230
                                                                      ----------------- ---------------- -----------------

EXPENSES

   Pension, profit sharing and other employee benefits                                -                -             2,827
   Professional fees                                                             24,517           30,033            38,493
   Other expenses                                                                 5,483           65,940             4,396
                                                                      ----------------- ---------------- -----------------
       Total Expenses                                                            30,000           95,973            45,716
                                                                      ----------------- ---------------- -----------------

Income before income taxes and equity in
   undistributed earnings of subsidiary                                        (27,199)        (100,585)          (42,486)
   Less:  Applicable income taxes (benefit)                                     (9,249)               25             7,797
                                                                      ----------------- ---------------- -----------------

Income before equity in undistributed earnings of
   subsidiary                                                                  (17,950)        (100,610)          (50,283)
   Equity in undistributed earnings of subsidiary                               178,611          579,788           381,660
                                                                      ----------------- ---------------- -----------------

       NET INCOME                                                     $         160,661 $        479,178 $         331,377
                                                                      ================= ================ =================

                                     RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                 December 31, 2000 and 1999

----------------------------------------------------------------------------------------------------------------------------
NOTE 21 - RidgeStone Financial Services, Inc. (Parent Company Only) Financial Information (cont.)
----------------------------------------------------------------------------------------------------------------------------
                        CONDENSED STATEMENTS OF CASH FLOW

                                                                                     Years Ended December 31,
                                                                       ---------------------------------------------------

                                                                               2000              1999              1998
                                                                       ---------------- ---------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                         $        160,661 $        479,178 $         331,377
    Adjustments to reconcile net income to net cash
      flows from operating activities
        Loss on sale of investment securities                                     9,164           15,402             7,687
        Loss on sale of other real estate owned                                       -           54,497                 -
        Equity in undistributed income of subsidiary                           (178,611)        (579,788)         (381,660)
        Net change in
           Accrued interest receivable and other assets                        (109,249)           1,620            (2,500)
           Accrued interest payable and other liabilities                             -           (9,118)                1
                                                                       ---------------- ---------------- -----------------
        Net Cash Flows from Operating Activities                               (118,035)         (38,209)          (45,095)
                                                                       ---------------- ---------------- -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net change in interest bearing deposits in banks                            142,131         (255,516)            1,536
    Activity in available for sale securities
        Sales                                                                     8,086           55,548           141,316
        Purchases                                                               (13,541)         (54,688)         (138,200)

    Investment in subsidiary bank                                                     -                -          (495,000)
    Proceeds from sales of other real estate owned                                    -           32,015           430,778
    Net disbursement on other real estate owned                                       -           (5,290)                -
                                                                       ---------------- ---------------- -----------------
        Net Cash Flows from Investing Activities                                136,676         (227,931)          (59,570)
                                                                       ---------------- ---------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from stock options exercised                                             -                -             5,385
                                                                       ---------------- ---------------- -----------------

        Net Cash Flows from Financing Activities                                      -                -             5,385
                                                                       ---------------- ---------------- -----------------
           Net Change in Cash                                                    18,641         (266,140)          (99,280)

CASH AND DUE FROM BANKS - BEGINNING OF YEAR                                       8,740          274,880           374,160
                                                                       ---------------- ---------------- -----------------
    CASH AND DUE FROM BANKS - END OF YEAR                              $         27,381 $          8,740 $         274,880
                                                                       ================ ================ =================


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

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The information required by this Item is hereby incorporated by reference to the information under the captions entitled "Election of Directors," "Executive Officers" and "Miscellaneous - Section 16(a) Beneficial Ownership Reporting Compliance" set forth in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders (the "Proxy Statement").

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

         (b)    Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2001.

                                        RIDGESTONE FINANCIAL SERVICES, INC.


                                        By: /s/ Paul E. Menzel
                                           ------------------------------------
                                           Paul E. Menzel
                                           President and Chief Executive Officer

         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 20, 2001:

         Signatures                               Title
         ----------                               -----

/s/ Paul E. Menzel                      President, Chief Executive Officer
------------------------------          and Director
Paul E. Menzel                          (Principal Executive Officer)

/s/ William R. Hayes                    Vice President, Treasurer and Director
------------------------------          (Principal Financial and Accounting
William R. Hayes                        Officer)

/s/ Christine V. Lake                   Vice President, Secretary and Director
------------------------------
Christine V. Lake

/s/ Bernard E. Adee                     Director
------------------------------
Bernard E. Adee

/s/ Gregory J. Hoesly                   Director
------------------------------
Gregory J. Hoesly

/s/ John E. Horning                     Director
------------------------------
John E. Horning

                                        Director
------------------------------
William F. Krause, Jr.

/s/ Charles G. Niebler                  Director
------------------------------
Charles G. Niebler

/s/ James E. Renner                     Director
------------------------------
James E. Renner

/s/ Richard A. Streff                   Director
------------------------------
Richard A. Streff

/s/ William J. Tetzlaff                 Director
------------------------------
William J. Tetzlaff

                                INDEX TO EXHIBITS
                                -----------------

Exhibit No.                Exhibit Description
----------                 -------------------

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

*10.1 Ridgestone Financial Services, Inc. 1996 Stock Option Plan, as amended. [Incorporated by reference to Exhibit 4.1 to Ridgestone Financial Services, Inc.'s Registration Statement on Form S-8 (Registration No. 333-52323)]

*10.2 Form of Stock Option Agreement used in conjunction with the Ridgestone Financial Services, Inc. 1996 Stock Option Plan, as amended. [Incorporated by reference to Exhibit 4.2 to Ridgestone Financial Services, Inc.'s Registration Statement on Form S-8 (Registration No. 333-52323)]

*10.3 Employment Agreement, dated as of December 31, 1996, between Ridgestone Financial Services, Inc. and Paul E. Menzel. [Incorporated by reference to Exhibit 10.6 to Ridgestone Financial Services, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 (File No. 0-27984)]

*10.4 First Amendment to Employment Agreement, dated as of December 31, 1997, between Ridgestone Financial Services, Inc. and Paul E. Menzel. [Incorporated by reference to Exhibit 10.8 to Ridgestone Financial Services, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 (File No. 0-27984)]

*10.5 Employment Agreement, dated as of December 31, 1996, between Ridgestone Financial Services, Inc. and William R. Hayes. [Incorporated by reference to Exhibit 10.7 to Ridgestone Financial Services, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 (File No. 0-27984)]

*10.6 First Amendment to Employment Agreement, dated as of December 31, 1997, between Ridgestone Financial Services, Inc. and William R. Hayes. [Incorporated by reference to Exhibit 10.10 to Ridgestone Financial Services, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 (File No. 0-27984)]

*10.7 Employment Agreement, dated as of December 31, 1996, between Ridgestone Financial Services, Inc. and Christine V. Lake. [Incorporated by reference to Exhibit 10.8 to Ridgestone Financial Services, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 (File No. 0-27984)]

*10.8 First Amendment to Employment Agreement, dated as of December 31, 1997, between Ridgestone Financial Services, Inc. and Christine
               V. Lake. [Incorporated by reference to Exhibit 10.12 to Ridgestone Financial Services, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 (File No. 0-27984)]

*10.9 Salary Continuation Agreement, dated October 20, 1998, by and between Ridgestone Bank and Paul E. Menzel. [Incorporated by reference to Exhibit 10.1 to Ridgestone Financial Services, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 (File No. 0-27984)]

*10.10 Split Dollar Agreement, dated October 20, 1998, by and between Ridgestone Bank and Paul E. Menzel. [Incorporated by reference to
               Exhibit 10.2 to Ridgestone Financial Services, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 (File No. 0-27984)]

                                INDEX TO EXHIBITS
                                -----------------

Exhibit No.                Exhibit Description
----------                 -------------------

*10.11 Split Dollar Agreement, dated October 20, 1998, by and between Ridgestone Bank and Paul E. Menzel. [Incorporated by reference to
               Exhibit 10.3 to Ridgestone Financial Services, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 (File No. 0-27984)]

*10.12 Form of Executive Incentive Retirement Agreement, dated October 20, 1998, by and between Ridgestone Bank and each of Christine V. Lake and William R. Hayes. [Incorporated by reference to Exhibit
               10.4 to Ridgestone Financial Services, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 (File No. 0-27984)]

*10.13 Form of Split Dollar Agreement, dated October 20, 1998, by and between Ridgestone Bank and each of Christine V. Lake and William
               R. Hayes. [Incorporated by reference to Exhibit 10.5 to Ridgestone Financial Services, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 (File No. 0-27984)]

21             Subsidiaries of Ridgestone Financial Services, Inc.

23             Independent Auditor's Consent

99 Definitive Proxy Statement for the Company's 2001 annual meeting of shareholders scheduled to he held on April 24, 2001 (previously filed with the Commission under Regulation 14A on March 20, 2001 and incorporated by reference herein to extent indicated in this Form 10-KSB).

         * This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB pursuant to
Item 13(a) of Form 10-KSB.