Form 10QSB
period 2001-03-31
RIDGESTONE FINANCIAL SERVICES INC
filed 2001-05-15
CIK 1001791

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB





[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                             ______262-789-1011____
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X     No
                                                               -----      -----


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

     Class                                     Outstanding as of March 31, 2001

     Common Stock, no par value                             876,492

Transitional Small Business Disclosure Format:     Yes         No   X
                                                       -----      -----

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                                      INDEX

                                                                            Page
                                                                          Number
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements............................................. 1

       Consolidated Statements of Financial Condition at
       March 31, 2001 and December 31, 2000................................... 1

       Consolidated Statements of Income
       For the Three Months Ended March 31, 2001 and 2000 .................... 2

       Consolidated Statements of Cash Flows
       For the Three Months Ended March 31, 2001 and 2000..................... 3

       Consolidated Statements of Stockholders' Equity
       For the Three Months Ended March 31, 2001 and 2000..................... 4

       Notes to Consolidated Financial Statements............................. 5


    Item 2.  Management's Discussion and Analysis............................. 6



PART II - OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K................................. 9


SIGNATURES................................................................... 10

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      March 31, 2001 and December 31, 2000


                                                      March 31,     December 31,
                                                        2001           2000
                                                     (Unaudited)
                                                     -----------    ------------
ASSETS
Cash and due from banks                              $ 3,448,910    $ 2,050,908
Interest-bearing deposits in banks                        82,093        116,034
Federal funds sold                                     8,479,000      8,914,000
Investments - Held to Maturity
    (fair value March 2001 $1,002,981 and
           December 2000 $1,493,700)                     994,668      1,490,141
Investments - Available for Sale                         232,212        218,477

Loans receivable                                      53,813,957     54,273,820
   Less:  Allowance for estimated loan losses           (690,701)      (696,206)
                                                     -----------    -----------
Net loans receivable                                  53,123,256     53,577,614
                                                     -----------    -----------

Mortgage loans held for sale                             570,100        555,000
Office building and equipment, net                     2,574,439      2,601,253
Other real estate owned                                  656,947        656,947
Cash surrender value of life insurance                 2,064,149      2,037,186
Accrued interest & other assets                        1,159,324      1,131,323
                                                     -----------    -----------

   Total assets                                      $73,385,098    $73,348,883
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Demand                                             $9,217,483    $10,114,636
   Savings, NOW and other time deposits               55,722,784     55,207,965
                                                     -----------    -----------
      Total deposits                                  64,940,267     65,322,601

Accrued interest & other liabilities                   1,612,762      1,224,827
                                                     -----------    -----------

   Total liabilities                                  66,553,029     66,547,428
                                                     -----------    -----------

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 2,000,000
 shares authorized, no shares issued
Common stock, no par value:  10,000,000 shares
 authorized; 876,492 issued and outstanding            8,417,117      8,417,117
Retained deficit                                      (1,504,257)    (1,556,610)
Accumulated other comprehensive loss                     (80,791)       (59,052)
                                                     -----------    -----------

   Total stockholders' equity                          6,832,069      6,801,455
                                                     -----------    -----------

   Total liabilities and stockholders' equity        $73,385,098    $73,348,883
                                                     ===========    ===========

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                   Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)


                                                            Three Months
Ended
                                                      March 31,      March 31,
                                                        2001           2000
                                                     -----------    -----------
Interest income
  Interest and fees on loans                         $ 1,179,198    $ 1,134,556
  Interest on securities                                  27,045         31,854
  Interest on federal funds sold                         118,882         28,397
  Interest on deposits in banks                            1,059          2,059
                                                     ------------   -----------
       Total interest income                           1,326,184      1,196,866
                                                     ------------   -----------

Interest expense
  Interest on deposits                                   785,958        591,692
                                                     -----------    -----------
       Net interest income before
        provision for loan losses                        540,226        605,174

Provision for loan losses                                      0         12,500
                                                     -----------    -----------
       Net interest income after
        provision for loan losses                        540,266        592,674
                                                     -----------    -----------

Non interest income
  Secondary market loan fees                              33,984          5,709
  Rental income                                           13,824              0
  Service charges on deposit accts                        24,387         23,143
  Miscellaneous                                           57,249         49,071
                                                     -----------    -----------
       Total non interest income                         129,444         77,923
                                                     -----------    -----------

Non interest expense
  Salaries and employee benefits                         356,839        347,105
  Occupancy and equipment expense                         92,116        116,266
  Gain on sale of other real estate                       (5,000)        (6,211)
  Loss on sale of AFS securities                               0          9,164
  Other expense                                          156,416        154,596
                                                     -----------    -----------
       Total non interest expense                        600,371        620,920
                                                     -----------    -----------

Income before income taxes                                69,299         49,677

Income taxes                                              16,946         10,687
                                                     -----------    -----------

Net income                                           $    52,353    $    38,990
                                                     ===========    ===========

Earnings per share
  Basic                                              $       .06    $       .04
  Diluted                                            $       .06    $       .04

Weighted average shares outstanding                      876,492        876,492

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                         Three Months Ended
                                                      March 31,       March 31,
                                                        2001            2000
                                                      ---------       ---------
Cash Flows From Operating Activities:
  Net Income                                         $   52,353     $    38,990
    Adjustments to reconcile net income to
     net cash flows from operating activities:
      Depreciation                                       43,000          43,595
      Amortization and accretion of bond
       premiums and discounts - net                      (4,526)            (43)
      Loss on sale of investment securities                   0           9,164
      Provision for loan losses                               0          12,500
      Gain on other real estate owned                    (5,000)         (6,211)
    Net change in:
      Mortgage loans held for sale                      (15,100)         30,550
      Accrued interest receivable and other
       assets                                           (54,964)        304,116
      Accrued interest payable and other
       liabilities                                      387,935         (77,189)
                                                     ----------     -----------
           Net cash flows from operating
            activities                                  403,698         355,472
                                                     ----------     -----------

Cash Flows From Investing Activities:
    Net change in interest-bearing deposits
     in banks                                            33,941           3,397
    Net change in federal funds sold                    435,000       1,683,173
    Activity in available for sale securities
      Maturities, prepayments and calls                       0          53,088
      Purchases                                         (35,475)        (13,542)
    Activity in held to maturity securities
      Maturities, prepayments and calls                 500,000         500,000
    Net (increase) decrease in loans                    454,358      (2,712,787)
    Additions to premises and equipment                 (16,186)       (148,896)
    Proceeds from other real estate owned                 5,000         109,395
                                                     ----------     -----------
           Net cash flows from investing
            activities                                1,376,638        (526,172)
                                                     ----------     -----------

Cash Flows From Financing Activities:
    Net decrease in deposits                           (382,334)        (76,811)
                                                     ----------     -----------
           Net cash flows from financing
            activities                                 (382,334)        (76,811)
                                                     ----------     -----------

                 Net change in cash and due
                  from banks                          1,398,002        (247,511)
                                                     ----------     -----------

Cash and due from banks - beginning                   2,050,908     $ 2,400,560
                                                     ----------     -----------
Cash and due from banks - ending                      3,448,910     $ 2,153,049
                                                     ==========     ===========

Supplemental cash flow disclosures

    Cash paid for interest                           $  814,420     $   511,300
    Cash paid for income taxes                       $   16,946     $    10,687

                    RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          Three Months Ended March, 2001 and 2000
                                        (Unaudited)


                                                                  Accumulated
                                                                     Other
                                       Common       Retained     Comprehensive
                                       Stock        Earnings     Income (Loss)     Total

Balances, December 31, 1999          $8,417,117   $(1,717,271)    $  (38,438)    $6,661,408
Comprehensive income:
  Net income                                           38,990                        38,990
  Unrealized loss on available
   for sale securities                                               (14,879)      (14,879)
  Reclassification adjustment for
   losses realized in net income                                      (9,164)       (9,164)
  Income tax effect                                                    9,377         9,377
  Total comprehensive income                                                        24,324

Balances, March 31, 2000             $8,417,117   $(1,678,281)    $  (53,104)    $6,685,732
                                     ==========   ===========     ==========     ==========

Balances, December 31, 2000          $8,417,117   $(1,556,610)    $  (59,052)    $6,801,455

Comprehensive income:
     Net income                                        52,353                        52,353
     Unrealized loss on available
      for sale securities                                            (21,739)      (21,739)

Balances, March 31, 2001             $8,417,117   $(1,504,257)    $  (80,791)    $6,832,069
                                     ==========   ===========     ==========     ==========

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Ridgestone Financial Services, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Ridgestone Bank. Ridgestone Bank includes the accounts of its wholly owned subsidiary Ridgestone Real Estate Divestitures, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 - COMPARATIVE DATA

Comparative statements of income and cash flows for the three months ended March 31, 2001 and March 31, 2000 have been presented.

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

The following is a discussion of the Company's Financial Condition and Results of Operations as of and for the three months ended March 31, 2001.


Financial Condition

Total Assets. Total assets of the Company as of March 31, 2001 were $73,385,098 compared to $73,348,883 as of December 31, 2000.

Cash and Cash Equivalents. Cash and due from banks and interest-bearing deposits in banks, which represent cash maintained at the Bank and funds that the Bank and the Company have deposited in other financial institutions, was $3,531,003 at March 31, 2001, compared to $2,166,942 as of December 31, 2000. The Bank reported $8,479,000 of federal funds sold (which are inter-bank funds with daily liquidity) as of March 31, 2001 compared to $8,914,000 as of December 31, 2000.

Investment Securities. The Company's investment portfolio consists of (i) securities purchased with the intent to hold the securities until they mature and (ii) securities placed in the available for sale category which may be liquidated to provide cash for operating or financing purposes. The held-to-maturity securities portfolio was $994,668 at March 31, 2001 compared to $1,490,141 at December 31, 2000, a decrease of $495,473. The decrease was primarily a result of a callable security that was called for early redemption. The available-for-sale securities portfolio was $232,212 at March 31, 2001 compared to $218,477 at December 31, 2000.

Loans. Total loans prior to the allowance for estimated loan losses were $53,813,957 as of March 31, 2001, compared to $54,273,820 as of December 31,
2000, a decrease of $459,863 or 1%. A major portion of the decline can be attributed to residential real estate portfolio loans, as certain customers refinanced their loans due to the favorable long-term secondary market interest rate environment. There were $570,100 and $555,000 of mortgage loansheld for sale at March 31, 2001 and December 31, 2000, respectively.

At March 31, 2001, the mix of the loan portfolio included Commercial loans of $19,950,861 or 37% of total loans; Commercial Real Estate loans of $17,520,949 or 33% of total loans; Residential Real Estate loans of $14,683,871 or 27% of total loans; and Consumer loans of $1,658,276 or 3% of total loans.

At December 31, 2000, the mix of the loan portfolio included Commercial loans of $17,305,317 or 32% of total loans; Commercial Real Estate loans of $18,428,060 or 34% of total loans; Residential Real Estate loans of $16,421,975 or 30% of total loans; and Consumer loans of $2,118,469 or 4% of total loans.

Allowance for Loan Losses. The allowance for estimated loan losses was $690,701 or 1.28% of gross loans on March 31, 2001, compared to $696,206 or 1.28% of gross loans at December 31, 2000. In accordance with Financial Accounting Standards Board Statements No. 5 and 114, the allowance is provided for losses that have potentially been incurred based on the Bank's outstanding loan balance as of the balance sheet date. The Bank evaluates the adequacy of the loan loss reserve based on past events and current economic conditions, and does not include the effects of potential losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions which are then unknown to the Bank. For additional information regarding the Company's allowance for loan losses, see "Results of Operations - Provision for Loan Losses" below.

In the first quarter of 2001, the Bank charged $6,186 against the loan loss reserve, which related to a consumer loan customer who filed for bankruptcy. During the first quarter of 2001, the Bank recovered $682 related to a prior loan charge-off that was added to the loan loss reserve.

On March 31, 2001, the Company had $656,947 in Other Real Estate Owned, which is the same amount as of December 31, 2000. No properties were sold during the first quarter of 2001; however, the Bank currently has accepted two offers-to-purchase lots in the Mill Place subdivision.

Deposits. Deposits as of March 31, 2001 were $64,940,267 compared to $65,322,601 at December 31, 2000. The Company's strategy is to match its deposit growth to loan demand. The Company anticipates loan demand will increase in 2001, and intends to generate deposit growth as loan demand increases in an effort to improve the net interest margin and enhance earnings.

Liquidity. For banks, liquidity generally represents the ability to meet withdrawals from deposits and the funding of loans. The assets that provide liquidity are cash, federal funds sold and short-term loans and securities. Liquidity needs are influenced by economic conditions, interest rates and competition. Management believes the Bank will be able to meet liquidity demands as the Bank's loan growth continues. The loan-to-deposit funds ratio prior to loan loss reserve on March 31, 2001 was 82.86% compared to 83.08% at December 31, 2000.

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

Results of Operations

Net Income. Net income before income taxes for the three-month period ended March 31, 2001 increased by $19,622, or 40%, to $69,299 as compared to net income before income taxes of $49,677 in the same period of 2000.

For the three-month period ended March 31, 2001 the Company reported after-tax net income of $52,353, an increase of $13,363 or 34% compared to after-tax net income of $38,990 for the three months ended March 31, 2000.

Net Interest Income. Net interest income before provision for loan losses for the three months ended March 31, 2000 was $540,226 compared to $605,174 for the same period in 2000, a decline of 11%. The Company's net interest margin declined from 4.27% at March 31, 2000 to 3.41% at March 31, 2001. However, net interest margin in the first quarter of 2001 improved from the net interest margin in the fourth quarter of 2000, which was 3.19%. Total interest income for the three months ended March 31, 2001 increased by $129,318, as compared with the same period in 2000, while total interest expense increased by $194,266 for the three months ended March 31, 2001. The increase in interest income is primarily a result of growth in federal funds sold and the increase in interest expense is primarily attributable to growth in time deposits.

Provision for Loan Losses. The provision for loan losses is based on management's evaluation of factors such as the local and national economy and the risks associated with the loans in the portfolio. During the three month period ended March 31, 2001, management felt the loan loss reserve was adequate, and therefore no provision was made to the loan loss reserve in the first quarter.

Non-Interest Income. Total non-interest income (excluding gains and losses on securities and assets) was $129,444 for the three months ended March 31, 2001 compared to $77,923 for the same period in 2000, an increase of 66%. An increase in fees from higher volume of sale of loans to the secondary market and rental income from the purchase of the building in 2000 housing the Bank's operations were the primary contributors to the increase for the first quarter of 2001.

Non-Interest Expense. Total non-interest expenses (excluding any gains or losses on the sale of securities and assets) were $605,371 for the three months ended March 31, 2001 compared to $617,967 for the same period in 2000, a decrease of 2%. The decrease in non-interest expenses is primarily attributed to management's cost containment efforts initiated in the latter part of 2000.


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

PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

   a.    Exhibits

         None


   b.    Reports on Form 8-K

         The Company did not file a Current Report on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             RIDGESTONE FINANCIAL SERVICES, INC.


Date:   May 14, 2001                         /s Paul E.Menzel
                                             -----------------------------------
                                             Paul E. Menzel
                                             President


Date:   May 14, 2001                         /s/ William R. Hayes
                                             -----------------------------------
                                             William R. Hayes
                                             Vice President and Treasurer