Form 10QSB
period 2001-06-30
RIDGESTONE FINANCIAL SERVICES INC
filed 2001-08-14
CIK 1001791

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB





[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO _________


Commission file number 0-27984


                       Ridgestone Financial Services, Inc.
                       -----------------------------------
        (Exact name of small business issuer as specified in its charter)


              Wisconsin                             39-1797151
   ---------------------------------          ---------------------
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
      Yes X          No
         --------        ----------

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

         Class                             Outstanding as of June 30, 2001
         -----                             -------------------------------

         Common Stock, no par value                     876,492

Transitional Small Business Disclosure Format:    Yes          No   X
                                                      -----       -------

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                                      INDEX

                                                                            Page
                                                                          Number
PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements............................................. 1

            Consolidated Statements of Financial Condition at
            June 30, 2001 and December 31, 2000.............................. 1

            Consolidated Statements of Income
            For the Three Months and Six Months Ended June 30, 2001 and
            2000 ............................................................ 2

            Consolidated Statements of Cash Flows
            For the Six Months Ended June 30, 2001 and 2000.................. 3

            Consolidated Statements of Stockholders' Equity
            For the Six Months Ended June 30, 2001 and 2000.................. 4

            Notes to Consolidated Financial Statements....................... 5


   Item 2.  Management's Discussion and Analysis............................. 6



PART II - OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders.............  9

   Item 6.  Exhibits and Reports on Form 8-K................................ 10



SIGNATURES.................................................................. 11

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       June 30, 2001 and December 31, 2000


                                                     June 30,      December 31,
                                                       2001            2000
                                                   (Unaudited)
                                                   ------------    ------------
ASSETS
Cash and due from banks                            $  2,082,049    $  2,050,908
Interest-bearing deposits in banks                       82,911         116,034
Federal funds sold                                   11,400,000       8,914,000
Investments - Held to Maturity
    (fair value June 2001 $501,406 and
           December 2000 $1,493,700)                    494,936       1,490,141
Investments - Available for Sale                        263,300         218,477

Loans receivable                                     54,988,434      54,273,820
   Less:  Allowance for estimated loan losses          (609,152)       (696,206)
                                                   ------------    ------------
Net loans receivable                                 54,379,282      53,577,614
                                                   ------------    ------------

Mortgage loans held for sale                             80,000         555,000
Office building and equipment, net                    2,557,503       2,601,253
Other real estate owned                                 448,588         656,947
Cash surrender value of life insurance                2,087,801       2,037,186
Accrued interest and other assets                     1,084,303       1,131,323
                                                   ------------    ------------
   Total assets                                    $ 74,960,673    $ 73,348,883
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
 LIABILITIES
Deposits:
   Demand                                          $ 10,492,647    $ 10,114,636
   Savings, NOW and other time deposits              55,941,107      55,207,965
                                                   ------------    ------------
      Total deposits                                 66,433,754      65,322,601

Accrued interest & other liabilities                  1,590,061       1,224,827
                                                   ------------    ------------
   Total liabilities                                 68,023,815      66,547,428
                                                   ------------    ------------

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 2,000,000
 shares authorized, no shares issued                          0               0
Common stock, no par value:
 10,000,000 shares authorized;
 876,492 issued and outstanding                       8,417,117       8,417,117
Retained deficit                                     (1,428,556)     (1,556,610)
Accumulated other comprehensive loss                    (51,703)        (59,052)
                                                   ------------    ------------

   Total stockholders' equity                         6,936,858       6,801,455
                                                   ------------    ------------

   Total liabilities and stockholders' equity      $ 74,960,673    $ 73,348,883
                                                   ============    ============

                   RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF INCOME
                Three Months and Six Months Ended June 30, 2001 and 2000
                                     (Unaudited)

                                                  Three Months Ended       Six Months Ended
                                                June 30,     June 30,     June 30,     June 30,
                                                  2001         2000         2001         2000
                                               ----------   ----------   ----------   ----------
Interest income
   Interest and fees on loans                  $1,125,907   $1,278,235   $2,305,105   $2,412,791
   Interest on securities                         116,531        8,702      235,413       40,556
   Interest on federal funds sold                  15,115       34,856       42,160       63,253
   Interest on deposits in banks                      819        1,924        1,878        3,983
                                               ----------   ----------   ----------   ----------
        Total interest income                   1,258,372    1,323,717    2,584,556    2,520,583
                                               ----------   ----------   ----------   ----------
Interest expense
   Interest on deposits                           715,164      627,482    1,501,122    1,219,174
                                               ----------   ----------   ----------   ----------
        Net interest income before
             provision for loan losses            543,208      696,235    1,083,434    1,301,409

Provision for loan losses                           8,000       30,000        8,000       42,500
                                               ----------   ----------   ----------   ----------
        Net interest income after
             provision for loan
             losses                               535,208      666,235    1,075,434    1,258,909
                                               ----------   ----------   ----------   ----------
Noninterest income
   Secondary market loan fees                      26,861        4,954       60,845       10,663
   Gain on sale of other real estate               36,434       15,380       41,434       21,591
   Service charges on deposit accts                28,306       25,981       52,693       49,125
   Other income                                    58,687       76,943      115,936      126,014
                                               ----------   ----------   ----------   ----------
        Total noninterest income                  150,288      123,258      270,908      207,393
                                               ----------   ----------   ----------   ----------

Noninterest expense
   Salaries and employee benefits                 351,450      345,218      708,289      692,323
   Occupancy and equipment expense                 68,898      143,161      147,190      259,427
   Loss on sale of AFS securities                       0            0            0        9,164
   Other expense                                  157,624      205,563      314,040      360,159
                                               ----------   ----------   ----------   ----------
        Total noninterest expense                 577,972      693,942    1,169,519    1,321,073
                                               ----------   ----------   ----------   ----------
Income before income taxes                        107,524       95,551      176,823      145,229

Income taxes                                       31,823       29,305       48,769       39,992
                                               ----------   ----------   ----------   ----------

Net income                                     $   75,701   $   66,246   $  128,054   $  105,237
                                               ==========   ==========   ==========   ==========
Earnings per share
         Basic                                 $      .09   $      .08   $      .15   $      .12
         Diluted                               $      .09   $      .08   $      .15   $      .12

Weighted average shares outstanding               876,492      876,492      876,492      876,492


                    RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Six Months Ended June 30, 2001 and 2000
                                     (Unaudited)
                                                                    Six Months Ended
                                                                 June 30,         June 30,
                                                                   2001             2000
                                                               -----------       -----------
Cash Flows From Operating Activities:
  Net Income                                                   $   128,054       $   105,237
       Adjustments to reconcile net income to
            net cash flows from operating activities:
            Depreciation                                            88,000            92,005
            Amortization and accretion of bond premiums and
               discounts - net                                      (4,795)             (329)
            Loss on sale of investment securities                        0             9,164
             Provision for loan losses                               8,000            42,500
             Charges to loan losses                                (95,054)          (15,307)
             Gain on sale of other real estate owned               (41,434)          (21,591)
       Net change in:
            Mortgage loans held for sale                           475,000            38,625
            Accrued interest receivable and other assets            (3,595)          (96,635)
            Accrued interest payable and other liabilities         365,234           172,854
                                                               -----------       -----------
                    Net cash flows from operating activities       919,410           326,523
                                                               -----------       -----------

Cash Flows From Investing Activities:
       Net change in interest-bearing deposits in banks             33,123            26,473
       Net change in federal funds sold                         (2,486,000)          475,173
       Activity in available for sale securities:
           Maturities, prepayments and calls                             0            53,088
           Purchases                                               (35,474)          (13,542)
       Activity in held to maturity securities:
           Maturities, prepayments and calls                     1,000,000           500,000
       Net increase in loans                                      (714,614)       (3,901,304)
       Additions to premises and equipment                         (44,250)       (1,379,324)
       Proceeds from other real estate owned                       247,793           221,315
                                                               -----------       -----------
                   Net cash flows from investing activities     (1,999,422)       (4,018,121)
                                                               -----------       -----------

Cash Flows From Financing Activities:
       Net increase in deposits                                  1,111,153         3,360,872
                                                               -----------       -----------
                   Net cash flows from financing activities      1,111,153         3,360,872
                                                               -----------       -----------

                       Net change in cash and due from banks        31,141          (330,726)

Cash and due from banks - beginning                            $ 2,050,908       $ 2,400,560
                                                               -----------       -----------
Cash and due from banks - ending                               $ 2,082,049       $ 2,069,834
                                                               ===========       ===========

Supplemental cash flow disclosures

            Cash paid for interest                             $ 1,406,088       $   988,095

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)
                                                                                  Accumulated
                                                                                    Other
                                                Common            Retained       Comprehensive
                                                 Stock             Deficit       Income (Loss)          Total
                                               -----------      -----------      -------------       -----------

Balances, December 31, 1999                    $ 8,417,117      $(1,717,271)       $  (38,438)       $ 6,661,408

Comprehensive income:
     Net income                                                     105,237                              105,237
     Unrealized loss
       on available for sale securities                                               (20,736)           (20,736)
     Reclassification adjustment for
       losses realized in net income                                                   (9,164)            (9,164)
     Income tax effect                                                                 11,661             11,661
     Total comprehensive income                                                                           86,998

Balances, June 30, 2000                        $ 8,417,117     $ (1,612,034)       $  (56,677)       $ 6,748,406
                                              ============    =============       ===========       ============

Balances, December 31, 2000                    $ 8,417,117     $ (1,556,610)       $  (59,052)       $ 6,801,455
Comprehensive income:
     Net income                                                     128,054                              128,054
     Unrealized gain
       on available for sale securities                                                 7,349              7,349
     Total comprehensive income                                                                          135,403

Balances, June 30, 2001                        $ 8,417,117     $ (1,428,556)       $  (51,703)       $ 6,936,858
                                              ============     ============       ===========       ============


               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Ridgestone Financial Services, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Ridgestone Bank. Ridgestone Bank includes the accounts of its wholly owned subsidiary Ridgestone Real Estate Divestitures, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 - COMPARATIVE DATA

Comparative statements of income for the three and six months and cash flows for the six months ended June 30, 2001 and June 30, 2000 have been presented.

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

The following is a discussion of the Company's Financial Condition and Results of Operations as of and for the three and six months ended June 30, 2001.

Financial Condition

Total Assets. Total assets of the Company as of June 30, 2001 were $74,960,673 compared to $73,348,883 as of December 31, 2000.

Cash and Cash Equivalents. Cash and due from banks and interest-bearing deposits in banks, which represent cash maintained at the Bank and funds that the Bank and the Company have deposited in other financial institutions, was $2,164,960 at June 30, 2001, compared to $2,166,942 as of December 31, 2000. The Bank reported $11,400,000 of federal funds sold (which are inter-bank funds with daily liquidity) as of June 30, 2001 compared to $8,914,000 as of December 31, 2000.

Investment Securities. The Company's investment portfolio consists of (i) securities purchased with the intent to hold the securities until they mature and (ii) securities placed in the available for sale category which may be liquidated to provide cash for operating or financing purposes. The held-to-maturity securities portfolio was $494,936 at June 30, 2001 compared to $1,490,141 at December 31, 2000, a decrease of $995,205. The decrease was primarily a result of callable securities that were called for early redemption. The available-for-sale securities portfolio was $263,300 at June 30, 2001 compared to $218,477 at December 31, 2000.

Loans. Total loans prior to the allowance for estimated loan losses were $54,988,434 as of June 30, 2001, compared to $54,273,820 as of December 31,
2000, an increase of $714,614 or 1%. There were $80,000 and $555,000 of mortgage loans held for sale at June 30, 2001 and December 31, 2000, respectively.

At June 30, 2001, the mix of the loan portfolio included Commercial loans of $19,995,318 or 36% of total loans; Commercial Real Estate loans of $18,144,646 or 33% of total loans; Residential Real Estate loans of $15,348,866 or 28% of total loans; and Consumer loans of $1,499,604 or 3% of total loans.

At December 31, 2000, the mix of the loan portfolio included Commercial loans of $17,305,316 or 32% of total loans; Commercial Real Estate loans of $18,428,060 or 34% of total loans; Residential Real Estate loans of $16,421,975 or 30% of total loans; and Consumer loans of $2,118,469 or 4% of total loans.

Allowance for Loan Losses. The allowance for estimated loan losses was $609,152 or 1.11% of gross loans on June 30, 2001, compared to $696,206 or 1.28% of gross loans at December 31, 2000. In accordance with Financial Accounting Standards Board Statements No. 5 and 114, the allowance is provided for losses that have potentially been incurred based on the Bank's outstanding loan balance as of the balance sheet date. The Bank evaluates the adequacy of the loan loss reserve based on past events and current economic conditions, and does not include the effects of potential losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions which are then unknown to the Bank. For additional information regarding the Company's allowance for loan losses, see "Results of Operations - Provision for Loan Losses" below.

For the six months ended June 30, 2001, the Bank charged $96,096 against the loan loss reserve, approximately $6,186 of which relates to a consumer loan and $89,910 to a commercial loan. For the six-month period ended June 30, 2001, the Bank recovered $1,042 related to prior consumer and prior commercial loan charge-offs, which amount was added to the loan loss reserve.

On June 30, 2001, the Company had $448,588 in Other Real Estate Owned, compared to $656,947 as of December 31, 2000. The decrease was the result of sale of real estate assets owned by the Bank. Four properties were sold during the second quarter of 2001.

Deposits. Deposits as of June 30, 2001 were $66,433,754 compared to $65,322,601 at December 31, 2000 an increase of $1,111,153 or 2%. The Company's strategy continues to be to attempt to closely match its deposit growth to loan demand. The Company anticipates loan demand will increase further in 2001, and intends to continue its effort to generate deposit growth as loan demand increases as a way to improve the net interest margin and enhance earnings.

Liquidity. For banks, liquidity generally represents the ability to meet withdrawals from deposits and the funding of loans. The assets that provide liquidity are cash, federal funds sold and short-term loans and securities. Liquidity needs are influenced by economic conditions, interest rates and competition. Management believes the Bank will be able to meet liquidity demands as the Bank's loan growth continues. The loan-to-deposit funds ratio prior to loan loss reserve on June 30, 2001 was 82.76% compared to 83.08% at December 31, 2000.

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

Results of Operations

Net Income. For the three-month period ended June 30, 2001, the Company reported net income of $75,701, an increase of $9,455 or 14% compared to net income of $66,246 for the three months ended June 30, 2000. Net income was $128,054 for the six months ended June 30, 2001 as compared to net income of $105,237 for the same period in 2000.

Net Interest Income. Total interest income decreased by $65,345 for the three months ended June 30, 2001 and increased by $63,973 for the six months ended June 30, 2001, as compared with the same periods in 2000. Total interest expense increased by $87,682 and $281,948 for the three months and six months ended June 30, 2001, respectively, as compared with the same periods in 2000. The Company's net interest margin declined from 4.83% at June 30, 2000 to 3.35% at June 30, 2001. Net interest income before provision for loan losses for the three months ended June 30, 2001 was $543,208 compared to $696,235 for the same period in 2000, a decline of 22%. Net interest income for the six months ended June 30, 2001 was $1,083,434 compared to $1,301,409 for the same period last year, a decline of $217,975 or 17%. The net interest income decline for the three and six months ended June 30, 2001 compared to the same periods last year is primarily due to higher interest expense associated with growth in deposits over the prior year and a lower yield on earning assets. The lower yield on earning assets came primarily as a result of the actions taken by the Federal Reserve Bank during 2001 to reduce interest rates. A reduction in liability costs is expected to occur as deposit repricing opportunities take place throughout the balance of the year.

Provision for Loan Losses. The provision for loan losses is based on management's evaluation of factors such as the local and national economy and the risks associated with the loans in the portfolio. During the six month period ended June 30, 2001, an $8,000 provision was made to the loan loss reserve to build the reserve to adequate levels.

Non-Interest Income. Total non-interest income (excluding gains on the sale of assets) was $113,854 for the three months ended June 30, 2001 compared to $107,878 for the same period in 2000, an increase of 6%. Total non-interest income (excluding gains on the sale of assets) was $229,474 for the six months ended June 30, 2001 compared to $185,802 for the same period in 2000, an increase of 24%.
Growth in loan fees generated from greater secondary market loan activity was the primary contributor to the increase for the three and six months ended June 30, 2001.

Non-Interest Expense. Total non-interest expenses were $577,972 for the three months ended June 30, 2001 compared to $693,942 for the same period in 2000, a decrease of 17%. Total non-interest expenses (excluding losses on the sale of securities) were $1,169,519 for the six months ended June 30, 2001 compared to $1,311,909 for the same period in 2000, a decrease of 11%. The decrease in non-interest expenses for the three and six months ended June 30, 2001 is attributed primarily to a reduction in occupancy expenses from the purchase of the building housing the Bank's operations and internal cost control actions implemented by management.

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

PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders


At the Company's annual meeting of shareholders held on April 24, 2001, the following individuals were elected to the Board of Directors to hold office until the 2004 annual meeting of shareholders and until their successors are duly elected and qualified:

       Directors                 Shares Voted For     Authority to Vote Withheld
       William F. Krause, Jr.          846,897                     20,925
       Paul E. Menzel                  846,897                     20,925
       Charles G. Niebler              846,897                     20,925
       James E. Renner                 846,897                     20,925


The following table sets forth the other directors of the Company whose terms of office continued after the 2001 annual meeting:

         Name of Director           Year in Which Term Expires
         Bernard E. Adee                    2002
         William R. Hayes                   2002
         John E. Horning                    2002
         Gregory J. Hoesly                  2003
         Christine V. Lake                  2003
         Richard A. Streff                  2003
         William J. Tetzlaff                2003

Item 6.  Exhibits and Reports on Form 8-K


         a.    Exhibits

               None


         b.    Reports on Form 8-K

               The Company did not file a Current Report on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             RIDGESTONE FINANCIAL SERVICES, INC.


Date:   August 13, 2001                      /s Paul E.Menzel
      ---------------------------            -----------------------------------
                                                Paul E. Menzel
                                                President


Date:   August 13, 2001                      /s/ William R. Hayes
      ----------------------------           -----------------------------------
                                                 William R. Hayes
                                                 Vice President and Treasurer