Form 10QSB
period 2001-09-30
RIDGESTONE FINANCIAL SERVICES INC
filed 2001-11-14
CIK 1001791

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                             13925 West North Avenue
                           Brookfield, Wisconsin 53005
                     -------------------------------------
                    (Address of principal executive offices)

                                  262-789-1011
                            -------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No____

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

         Class                         Outstanding as of September 30, 2001
         -----                         ------------------------------------

  Common Stock, no par value                          876,492

Transitional Small Business Disclosure Format:  Yes____    No__X__

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                                      INDEX

                                                                            Page
                                                                          Number
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements....................................... 1

                  Consolidated Statements of Financial Condition at
                  September 30, 2001 and December 31, 2000................... 1

                  Consolidated Statements of Income
                  For the Three Months and Nine Months Ended
                  September 30, 2001 and 2000 ............................... 2

                  Consolidated Statements of Cash Flows
                  For the Nine Months Ended September 30, 2001 and 2000...... 3

                  Consolidated Statements of Stockholders' Equity
                  For the Nine Months Ended September 30, 2001 and 2000...... 4

                  Notes to Consolidated Financial Statements................. 5


         Item 2.  Management's Discussion and Analysis....................... 6



PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K........................... 9



SIGNATURES .................................................................. 10

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    September 30, 2001 and December 31, 2000

                                                   September 30,   December 31,
                                                       2001            2000
                                                   (Unaudited)
                                                   -------------   ------------
ASSETS
Cash and due from banks                              $ 3,537,289     $2,050,908
Interest-bearing deposits in banks                        83,538        116,034
Federal funds sold                                     8,187,000      8,914,000
Investments - Held to Maturity
    (fair value September 2001 $0 and
           December 2000 $1,493,700)                           0      1,490,141
Investments - Available for Sale                         263,200        218,477

Loans receivable                                      56,715,178     54,273,820
   Less:  Allowance for estimated loan losses           (593,872)      (696,206)
                                                   -------------   ------------
Net loans receivable                                  56,121,306     53,577,614
                                                   -------------   ------------

Mortgage loans held for sale                             410,000        555,000
Office building and equipment, net                     2,512,503      2,601,253
Other real estate owned                                  401,313        656,947
Cash surrender value of life insurance                 2,093,403      2,037,186
Accrued interest and other assets                      1,142,109      1,131,323
                                                   -------------   ------------

   Total assets                                      $74,751,661    $73,348,883
                                                   =============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Demand                                             $9,870,100    $10,114,636
   Savings, NOW and other time deposits               56,548,746     55,207,965
                                                   -------------   ------------
      Total deposits                                  66,418,846     65,322,601

Accrued interest & other liabilities                   1,338,594      1,224,827
                                                   -------------   ------------

   Total liabilities                                  67,757,440     66,547,428
                                                   -------------   ------------

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 2,000,000 shares
     authorized, no shares issued                              0              0
Common stock, no par value: 10,000,000 shares
     authorized; 876,492 issued and outstanding        8,417,117      8,417,117
Retained deficit                                      (1,371,093)    (1,556,610)
Accumulated other comprehensive loss                     (51,803)       (59,052)
                                                   -------------   ------------

   Total stockholders' equity                          6,994,221      6,801,455
                                                   -------------   ------------

   Total liabilities and stockholders' equity        $74,751,661    $73,348,883
                                                   =============   ============

                                 RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF INCOME
                           Three Months and Nine Months Ended September 30, 2001 and 2000
                                                     (Unaudited)
                                                      Three Months Ended                      Nine Months Ended
                                               September 30,       September 30,      September 30,       September 30,
                                                   2001                 2000                 2001                 2000
                                               -------------       ----------------------------------------------------
Interest income
      Interest and fees on loans                 $ 1,139,932         $ 1,245,191        $ 3,445,037         $ 3,657,982
      Interest on securities                           8,369               8,707             50,529              49,263
      Interest on federal funds sold                  80,546             106,935            315,959             170,188
      Interest on deposits in banks                      626               1,905              2,504               5,888
                                               -------------       ----------------------------------------------------
           Total interest income                   1,229,473           1,362,738          3,814,029           3,883,321
                                               -------------       ----------------------------------------------------

Interest expense
      Interest on deposits                           614,085             752,724          2,115,207           1,971,898
                                               -------------       ----------------------------------------------------
           Net interest income before
             provision for loan losses               615,388             610,014          1,698,822           1,911,423

Provision for loan losses                             15,000                   0             23,000              42,500
                                               -------------       ----------------------------------------------------
           Net interest income after
             provision for loan losses               600,388             610,014          1,675,822           1,868,923
                                               -------------       ----------------------------------------------------
Noninterest income
      Secondary market loan fees                      31,976               4,784             92,821              15,447
      Gain on sale of other real estate                9,302               5,000             50,736              26,591
      Service charges on deposit accts                27,139              23,904             79,832              73,029
      Other income                                    45,032              36,688            160,968             162,701
                                               -------------       ----------------------------------------------------
           Total noninterest income                  113,449              70,376            384,357             277,768
                                               -------------       ----------------------------------------------------
Noninterest expense
      Salaries and employee benefits                 368,589             342,412          1,076,878           1,034,735
      Occupancy and equipment expense                 92,097             102,300            239,287             361,727
      Loss on sale of AFS securities                       0                   0                  0               9,164
      Other expense                                  173,157             178,458            487,197             538,617
                                               -------------       ----------------------------------------------------
           Total noninterest expense                 633,843             623,170          1,803,362           1,944,243
                                               -------------       ----------------------------------------------------

Income before income taxes                            79,994              57,220            256,817             202,448

Income taxes                                          22,531              14,067             71,300              54,059
                                               -------------       ----------------------------------------------------

Net income                                       $    57,463         $    43,153        $   185,517         $   148,389
                                               =============       ====================================================
Earnings per share
     Basic                                       $       .07         $       .05        $       .21         $       .17
     Diluted                                     $       .07         $       .05        $       .21         $       .17

Weighted average shares outstanding                  876,492             876,492            876,492             876,492

                                 RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Nine Months Ended September 30, 2001 and 2000
                                                     (Unaudited)
                                                                          Nine Months Ended
                                                                   September 30,      September 30,
                                                                       2001               2000
                                                                     -----------        -----------
Cash Flows From Operating Activities:
   Net Income                                                        $   185,517        $   148,389
      Adjustments to reconcile net income to
        net cash flows from operating activities:
        Depreciation                                                     133,000            150,325
        Amortization and accretion of bond premiums and
          discounts - net                                                 (9,859)              (619)
        Loss on sale of investment securities                                  0              9,164
        Provision for loan losses                                         23,000             42,500
        Charges to loan losses                                          (125,334)               436
        Gain on sale of other real estate owned                          (50,736)           (26,591)
      Net change in:
          Mortgage loans held for sale                                   145,000            (71,955)
          Accrued interest receivable and other assets                   (67,004)           176,922
          Accrued interest payable and other liabilities                 113,768            101,395
                                                                     -----------        -----------
              Net cash flows from operating activities                   347,352            529,966
                                                                     -----------        -----------

Cash Flows From Investing Activities:
      Net change in interest-bearing deposits in banks                    32,496             24,567
      Net change in federal funds sold                                   727,000         (5,308,827)
      Activity in available for sale securities:
        Maturities, prepayments and calls                                      0             53,088
        Purchases                                                        (35,474)           (13,542)
      Activity in held to maturity securities:
        Maturities, prepayments and calls                              1,500,000            750,000
      Net increase in loans                                           (2,441,358)        (2,251,819)
      Additions to premises and equipment                                (44,250)        (1,390,882)
      Proceeds from other real estate owned                              304,370            226,315
                                                                     -----------        -----------
              Net cash flows from investing activities                    42,784         (7,911,100)
                                                                     -----------        -----------

Cash Flows From Financing Activities:
      Net increase in deposits                                         1,096,245          7,834,299
                                                                     -----------        -----------
              Net cash flows from financing activities                 1,096,245          7,834,299
                                                                     -----------        -----------

                   Net change in cash and due from banks               1,486,381            453,165

Cash and due from banks - beginning                                  $ 2,050,908        $ 2,400,560
                                                                     -----------        -----------
Cash and due from banks - ending                                     $ 3,537,289        $ 2,853,725
                                                                     ===========        ===========
Supplemental cash flow disclosures

      Cash paid for interest                                         $ 2,349,792        $  1,791,593

                                   RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                      Nine Months Ended September 30, 2001 and 2000
                                                       (Unaudited)
                                                                                        Accumulated
                                                                                          Other
                                                   Common             Retained         Comprehensive
                                                    Stock              Deficit             Loss                Total
Balances, December 31, 1999                      $ 8,417,117         $(1,717,271)       $   (38,438)        $ 6,661,408
Comprehensive income:
     Net income                                                          148,389                                148,389
     Unrealized loss
          on available for sale securities                                                  (24,628)            (24,628)
     Reclassification adjustment for
          losses realized in net income                                                      (9,164)             (9,164)
     Income tax effect                                                                       13,179              13,179
     Total comprehensive income                                                                                 127,776

Balances, September 30, 2000                     $ 8,417,117         $(1,568,882)       $   (59,051)        $ 6,789,184
                                                 ===========         ===========        ===========         ===========

Balances, December 31, 2000                      $ 8,417,117         $(1,556,610)       $   (59,052)        $ 6,801,455

Comprehensive income:
     Net income                                                          185,517                                185,517
     Unrealized gain
          on available for sale securities                                                    7,249               7,249
      Total comprehensive income                                                                                192,766

Balances, September 30, 2001                     $ 8,417,117         $(1,371,093)       $   (51,803)        $ 6,994,221
                                                 ===========         ===========        ===========         ===========

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2001 and 2000
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Ridgestone Financial Services, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

The Federal Deposit Insurance Corporation and the State of Wisconsin Department of Financial Institutions released the Memorandum of Understanding (the "Memorandum") the Bank had entered into in fiscal 2000. The regulators notified the Bank in the third quarter of 2001 that the Memorandum was no longer necessary and had been terminated.

The following is a discussion of the Company's Financial Condition and Results of Operations as of and for the three and nine months ended September 30, 2001.

Financial Condition

Total Assets. Total assets of the Company as of September 30, 2001 were $74,751,661 compared to $73,348,883 as of December 31, 2000.

Cash and Cash Equivalents. Cash and due from banks and interest-bearing deposits in banks, which represent cash maintained at the Bank and funds that the Bank and the Company have deposited in other financial institutions, was $3,620,827 at September 30, 2001, compared to $2,166,942 at December 31, 2000. The Bank reported $8,187,000 of federal funds sold (which are inter-bank funds with daily liquidity) as of September 30, 2001 compared to $8,914,000 as of December 31, 2000.

Investment Securities. The Company's investment portfolio consists of (i) securities purchased with the intent to hold the securities until they mature and (ii) securities placed in the available for sale category which may be liquidated to provide cash for operating or financing purposes. The Company had no investments in the held-to-maturity securities portfolio at September 30, 2001, as a result of callable securities that were called for early redemption, compared to $1,490,141 in this category at December 31, 2000. The available-for-sale securities portfolio was $263,200 at September 30, 2001 compared to $218,477 at December 31, 2000.

Loans. Total loans prior to the allowance for estimated loan losses were $56,715,178 as of September 30, 2001, compared to $54,273,820 as of December 31, 2000, an increase of $2,441,358 or 5%. Management anticipates loan demand to remain strong in the fourth quarter of 2001. There were $410,000 and $555,000 of mortgage loans held for sale at September 30, 2001 and December 31, 2000, respectively. These loans represent loans originated with the intent to be sold in the secondary loan market.

At September 30, 2001, the mix of the loan portfolio included Commercial loans of $21,635,133 or 38% of total loans; Commercial Real Estate loans of $17,999,300 or 32% of total loans; Residential Real Estate loans of $15,742,151 or 28% of total loans; and Consumer loans of $1,338,594 or 2% of total loans.

At December 31, 2000, the mix of the loan portfolio included Commercial loans of $17,305,316 or 32% of total loans; Commercial Real Estate loans of $18,428,060 or 34% of total loans; Residential Real Estate loans of $16,421,975 or 30% of total loans; and Consumer loans of $2,118,469 or 4% of total loans.

Allowance for Loan Losses. The allowance for estimated loan losses was $593,872 or 1.05% of gross loans on September 30, 2001, compared to $696,206 or 1.28% of gross loans at December 31, 2000. In accordance with Financial Accounting Standards Board Statements No. 5 and 114, the allowance is provided for losses that have potentially been incurred based on the Bank's outstanding loan balance as of the balance sheet date. The Bank evaluates the adequacy of the loan loss reserve based on past events and current economic conditions, and does not include the effects of potential losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions which are then unknown to the Bank. For additional information regarding the Company's allowance for loan losses, see "Results of Operations - Provision for Loan Losses" below.

For the nine months ended September 30, 2001, the Bank charged $126,376 against the loan loss reserve, approximately $120,190 of which relates to commercial loans and $6,186 to a consumer loan. For the nine-month period ended September 30, 2001, the Bank added $1,042 to the loan loss reserve related to prior consumer and prior commercial loan charge-offs that were recovered.

Other Real Estate Owned. On September 30, 2001, the Company had $401,313 in Other Real Estate Owned, compared to $656,947 as of December 31, 2000. The decrease was the result of sale of real estate assets owned by the Bank. Five properties were sold during the nine-month period ending September 30, 2001.

Deposits. Deposits as of September 30, 2001 were $66,418,846 compared to $65,322,601 at December 31, 2000 an increase of $1,096,245 or 2%.

Liquidity. For banks, liquidity generally represents the ability to meet withdrawals from deposits and the funding of loans. The assets that provide liquidity are cash, federal funds sold and short-term loans and securities. Liquidity needs are influenced by economic conditions, interest rates and competition. Management believes the Bank will be able to meet liquidity demands as the Bank's loan growth continues. The loan-to-deposit funds ratio prior to loan loss reserve on September 30, 2001 was 85% compared to 83% at December 31, 2000.

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

Results of Operations

Net Income. For the three-month period ended September 30, 2001, the Company reported net income of $57,463, an increase of $14,310 or 33% compared to net income of $43,153 for the three months ended September 30, 2000. Net income was $185,517 for the nine months ended September 30, 2001 as compared to net income of $148,389 for the same period in 2000, an increase of $37,128 or 25%.

Net Interest Income. Total interest income decreased by $133,265 for the three months ended September 30, 2001 and decreased by $69,292 for the nine months ended September 30, 2001, as compared with the same periods in 2000. Total interest expense decreased by $138,639 and increased by $143,309 for the three months and nine months ended September 30, 2001, respectively, as compared with the same periods in 2000. In the third quarter of 2001, the Company's net interest margin improved to 3.71% from 3.35% for the prior quarter of 2001. Net interest income before provision for loan losses for the three months ended September 30, 2001 was $615,388 compared to $610,014 for the same period in 2000, an increase of $5,374 or 1%. Net interest income increased over last year's third quarter as a significant portion of higher cost liabilities matured and repriced during the latter part of the second quarter and in the third quarter of 2001. Net interest income for the nine months ended September 30, 2001 was $1,698,822 compared to $1,911,423 for the same period last year, a decline of $212,601 or 11%. The net interest income decline for the nine months ended September 30, 2001 compared to the same period last year is primarily due to higher interest expense from growth in time deposits over the prior year and lower earning asset yields as a result of the Federal Reserve Bank initiatives to reduce interest rates.

Provision for Loan Losses. The provision for loan losses is based on management's evaluation of factors such as the local and national economy and the risks associated with the loans in the portfolio. During the nine month period ended September 30, 2001, a $23,000 provision was made to the loan loss reserve to maintain the reserve at adequate levels.

Non-Interest Income. Total non-interest income (excluding any gains on the sale of assets) was $104,147 for the three months ended September 30, 2001 compared to $65,376 for the same period in 2000, an increase of $38,771 or 59%. Total non-interest income (excluding any gains on the sale of assets) was $333,621 for the nine months ended September 30, 2001 compared to $251,177 for the same period in 2000, an increase of 33%. Greater fee income from the sale of mortgage loans in the secondary market was the primary contributor to the increase for the three and nine months ended September 30, 2001 over the same period in 2000.

Non-Interest Expense. Total non-interest expenses were $633,843 for the three months ended September 30, 2001 compared to $623,170 for the same period in 2000, an increase of $10,673 or 2%. Total non-interest expenses (excluding losses on the sale of securities) were $1,803,362 for the nine months ended September 30, 2001 compared to $1,935,079 for the same period in 2000, a decrease of 7%. The decrease in non-interest expenses for the nine months ended September 30, 2001 is attributed primarily to a reduction in occupancy expenses related to the purchase of the building housing the Bank's operations and internal cost control measures.

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

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         a.       Exhibits

                  None


         b.       Reports on Form 8-K

                  The Company did not file a Current Report on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES


          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RIDGESTONE FINANCIAL SERVICES, INC.


Date:   November 13, 2001               /s Paul E.Menzel
      ---------------------             ----------------
                                        Paul E. Menzel
                                        President


Date:   November 13, 2001               /s/ William R. Hayes
      ---------------------             --------------------
                                        William R. Hayes
                                        Vice President and Treasurer