Form 10KSB40
period 2001-12-31
RIDGESTONE FINANCIAL SERVICES INC
filed 2002-03-21
CIK 1001791

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________________ to __________________

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

Issuer's revenues for its most recent fiscal year:  $5,385,514

Aggregate market value of voting stock held by non-affiliates of the issuer as of March 1, 2002: $5,220,446

Number of shares of common stock, no par value, outstanding on March 1, 2002:
876,492

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2002 Annual Meeting (incorporated by reference into Part III to the extent indicated therein)

Transitional Small Business Disclosure Format:  Yes ___; No   X
                                                            ------

                       Ridgestone Financial Services, Inc.

                                 Index to Annual
                              Report on Form 10-KSB
                   For The Fiscal Year Ended December 31, 2001

                                                                           Page

Part I ......................................................................2
         Item 1.      Description of Business................................2
         Item 2.      Description of Property................................9
         Item 3.      Legal Proceedings.....................................10
         Item 4.      Submission of Matters to a Vote of Security Holders...10

Part II ....................................................................10
         Item 5.      Market for Common Equity and Related Stockholder
                      Matters...............................................10
         Item 6.      Management's Discussion and Analysis..................11
         Item 7.      Financial Statements..................................26
         Item 8.      Changes In and Disagreements With Accountants on
                      Accounting and Financial Disclosure...................48

Part III ...................................................................48
         Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the
                      Exchange Act..........................................48
         Item 10.     Executive Compensation................................48
         Item 11.     Security Ownership of Certain Beneficial Owners
                      and Management........................................48
         Item 12.     Certain Relationships and Related Transactions........48
         Item 13.     Exhibits and Reports on Form 8-K......................48

SIGNATURES..................................................................49

Part I

Item 1.  Description of Business

General

Ridgestone Financial Services, Inc. (the "Company") was incorporated in Wisconsin on May 25, 1994. The Company was formed to acquire all of the issued and outstanding stock of Ridgestone Bank (the "Bank") and to engage in the business of a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA").

The Bank provides full-service commercial and consumer banking services in its primary market areas of Brookfield, Elm Grove and Wauwatosa, Wisconsin. The Bank competes with other offices of national, regional or local commercial banks, savings banks, savings and loan institutions, credit unions and other financial service organizations in the three-city area.

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

The Bank was the first bank in Wisconsin to introduce full-service PC banking to consumers. This on-line service, called RidgeStone Connect(sm), enables the Bank's customers to access their accounts in real time, pay bills, transfer funds, and access lines of credit. In 2000, the Bank introduced two business versions of RidgeStone Connect(sm) for its commercial customers and now offers these PC banking services over the Internet. As of December 31, 2001, approximately 53% of the Bank's consumer checking account customers and approximately 23% of the Bank's commercial checking account customers were enrolled in RidgeStone Connect(sm).

The Company's principal business is the business of the Bank. The Bank's principal business consists of attracting deposits from the public and investing those deposits in loans and securities. The Bank's deposits are insured to the maximum extent allowable by the Federal Deposit Insurance Corporation ("FDIC"). The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest earned on its loans and securities and the interest paid on deposits. The Company's operating results are affected by deposit service charges, secondary market loan fees, commissions generated by the investment center and other income. The Company's operating results are also affected by economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Operating expenses of the Company include employee compensation and benefits, occupancy and equipment expenses, professional and data processing fees, and other administrative expenses.

The FDIC and the State of Wisconsin Department of Financial Institutions released the Memorandum of Understanding (the "Memorandum") the Bank entered into in fiscal 2000, as previously disclosed. The regulators notified the Bank in the third quarter of 2001 that the Memorandum was no longer necessary and had been terminated.

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

Business Strategy

The Bank's strategy is to concentrate on the financial service needs of individuals and small businesses by providing them with quality service, products and on-site decision-making. The Bank pursues this strategy by attracting highly-qualified employees and utilizing state-of-the-art technology, both in its operations and in the services it provides its customers. The Bank also directs its marketing efforts toward a customer base it identifies as having the potential to be highly profitable.

Loan Products

The Bank offers a full range of retail and commercial lending services, including commercial revolving lines of credit, residential and commercial real estate mortgage loans, a system for purchasing and managing commercial customers' accounts receivable, consumer loans and equipment financing. These loan products are discussed below.

Although the Bank's management takes a competitive approach to lending, it stresses high quality in its loans. To promote such quality lending, the Board of Directors of the Bank has established a maximum lending authority for each loan officer. Each loan request exceeding a loan officer's authority must be approved by one or more senior officers. The Loan Committee of the Bank reviews loans with aggregate principal amounts between the lending officer's lending authority and $250,000. The Loan Committee of the Bank is comprised of the President of the Bank, the Executive Vice President and a Senior Commercial Lender. In addition, the Loan Committee of the Board of Directors of the Bank reviews loans over $250,000 for prior approval. On a monthly basis, the entire Board of Directors of the Bank reviews all loans over $25,000 made in the preceding month. Because of the Bank's local nature, management believes that quality control is achievable while still providing prompt and personal service.

Management of the Bank has established relationships with a correspondent bank and other independent financial institutions to provide other services required by its customers, including loan participations. As of December 31, 2001, the Bank had a customer lending limit of $1,350,000 and seeks participants for customers with loan requests exceeding this lending limit. The Bank is able to attract business loans beyond its lending limit by using bank participations with other banks in Wisconsin. Likewise, the Bank has purchased participation loans from other area Wisconsin financial institutions.

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

The regulatory limits are as follows:

          Loan Category                                           LTV Limit
          -------------                                           ---------
          Raw Land                                                    65%
          Land Development                                            75%
          Construction:
               Commercial, multi-family and non-residential           80%
               1-4 family residential                                 85%
          Improved  Property                                          85%
          Owner-occupied 1-4 family and home equity                   (1)

       (1) A loan-to-value limit has not been established for permanent mortgage or home equity loans on owner-occupied, 1- to 4-family residential property. However, residential loans exceeding 90% loan-to-value may be excluded from FDICIA required reporting if enhanced by mortgage insurance or readily marketable collateral.

Personal Loans. The Bank makes personal loans, lines of credit and credit cards available to consumers for various purposes, such as the purchase of automobiles, boats and other recreational vehicles, home improvements, education and personal investments. The Bank retains substantially all such loans.

Commercial Loans. Commercial loans are made primarily to small and mid-sized businesses. These loans may be secured or unsecured, and are available for general operating purposes, acquisition of real estate, purchases of equipment and machinery, and financing inventory and accounts receivable. The Bank generally looks to a borrower's business operations as the principal source of repayment, but also receives, when appropriate, mortgages on real estate, security interests in inventory, accounts receivable and other personal property and/or personal guaranties to secure repayment.

The Bank's commercial loan portfolio totaled $20,032,201 as of December 31, 2001, and consisted primarily of lines of credit and loans to businesses. Commercial lines of credit are generally used for the purpose of financing working capital and are generally secured with current assets of the borrower. Commercial loans may be written for a period of greater than one year, are amortized over a period of one to seven years and are used principally for financing fixed asset expenditures. Commercial loans are generally secured with the fixed assets of the borrower.

The Bank is a licensee of the Business Manager system from Private Business Inc.
(PBI). Business Manager is a complete system for purchasing and managing the accounts receivable of a commercial customer (a merchant) on a full recourse basis with a flexible cash collateral reserve. From the Bank's perspective, the program provides a way to service small businesses more profitably, to offer a unique combination of funding and receivable management benefits, and to control the risks associated with the funding of accounts receivable. From the merchant's perspective, the program unlocks the cash typically frozen in the accounts receivable, provides ongoing cash flow as the business generates new sales, and offers the merchant's management team information to make better business decisions. The Bank typically purchases an insurance policy from CNA as additional collateral on these facilities. The policy protects the Bank in the event of fraud committed against the Bank by the merchant. The Bank's Business Manager portfolio totaled $2,293,603 as of December 31, 2001 and consisted entirely of Business Manager Accounts Receivable Agreements with businesses and professionals.

Real Estate Commercial Loans. As of December 31, 2001, the Bank had $19,403,802 of real estate commercial loans outstanding. These loans were generally made for the purpose of purchasing manufacturing facilities, warehouses, office buildings and multiple family commercial real estate holdings.

Other Products and Services

The Bank offers a broad range of deposit services to both personal and business customers, including checking, money market, savings, and time deposit accounts. Additional related services include safe deposit boxes, check services, money transfer services, debit cards and ATM access cards as well as courier deposit pick-up and lock box services for business customers.

The Bank also employs a licensed investment representative who provides a variety of investment and insurance products through arrangements with other service providers. These products include mutual fund products, annuities, and life insurance products.

Competition

The Company has identified as its primary competitors, offices of commercial banks, savings banks, savings and loan institutions, and credit unions operating in Brookfield, Elm Grove and Wauwatosa, Wisconsin.

The Bank also faces competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds and other providers of financial services. Most of the Bank's competitors have been in business for a number of years, have established customer bases, are larger and have higher lending limits than the Bank.

The Bank competes for loans principally through its ability to communicate effectively and professionally with its customers and by understanding and meeting their needs. The Bank actively solicits retail customers and competes for deposits by offering customers personal attention, professional service and competitive interest rates. Management believes that its personal service philosophy and use of leading-edge technology continues to enhance its ability to compete favorably in attracting individual and business customers.

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

In recent years, the banking and financial industry has been the subject of numerous legislative acts and proposals, administrative rules and regulations at both federal and state regulatory levels. As a result of many such regulatory changes, the nature of the banking industry has changed dramatically in recent years as increasing competition and a trend toward deregulation has caused the traditional distinctions among different types of financial institutions to be obscured. Further changes along these lines could permit other financially-oriented businesses to offer expanded services, thereby creating greater competition for the Company and the Bank with respect to services currently offered or which may be offered in the future. Proposals for new legislation or rule making affecting the financial services industry are continuously being advanced and considered at both the national and state levels. Neither the Company nor the Bank can predict the effect that future legislation or regulation will have on the financial services industry in general or on their businesses in particular.

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the "Act") made significant changes in the laws governing financial institutions, including changes which expand the permissible range of activities for bank holding companies and their affiliates (including non-banking financial activities); permit affiliations between banks, securities firms and insurance companies; make substantial changes in the regulatory structure for financial institutions; prohibit new unitary savings and loan holding companies; make changes to the Community Reinvestment Act of 1977; and enact substantial new financial privacy rules. These financial privacy rules impose some additional regulatory burden on the Bank.

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

The Company. As a registered bank holding company, the Company is subject to regulation by the Federal Reserve under the BHCA. The BHCA requires every bank holding company to obtain the prior approval of the Board of Governors of the Federal Reserve System (the "Board") before it may merge with or consolidate into another bank holding company, acquire substantially all the assets of any bank, or acquire ownership or control of any voting shares of any bank if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank.

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

The activities and operations of banks are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include, without limitation, state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-in-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Financial Institutions Reform, Recovery and Enforcement Act of 1989, FDICIA, the Community Reinvestment Act, anti-redlining legislation and the antitrust laws. The Community Reinvestment Act includes provisions under which the federal bank regulatory agencies must consider, in connection with applications for certain required approvals, including applications to acquire control of a bank or bank holding company or to establish a branch, the records of regulated financial institutions in satisfying their continuing and affirmative obligations to help meet the credit needs of their local communities, including those of low and moderate-income borrowers.

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

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle Act"), among other things, permits bank holding companies to acquire banks in any state effective September 29, 1995. The Riegle Act contains certain exceptions relative to acquisitions. For example, a bank holding company may not acquire a bank that has not been in existence for less than a minimum period established by the home state; however, the minimum period cannot exceed five years. The Riegle Act makes a distinction between interstate banking and interstate branching. Under the Riegle Act, banks can merge with banks in another state beginning June 1, 1997, unless a state has adopted a law preventing interstate mergers; however, banks may acquire a branch of a bank in another state only if that state permits out-of-state banks to acquire in-state branches without acquiring the entire bank. Under terms of the BHCA, an acquiring bank may not control more than 10 percent of federal or 30 percent of state total deposits of insured depository institutions. Wisconsin law requires approval by the Department for all acquisitions of Wisconsin banks, whether by an in-state or out-of-state purchaser and requires, in an interstate acquisition by an out-of-state bank holding company, that the acquired bank, or subsidiary banks if acquiring an in-state bank holding company, must have been in existence for at least five years.

Employees

As of December 31, 2001, the Company and the Bank together employed 20 full-time and 6 part-time employees, including 3 personal bankers, an investment officer, 6 operations specialists, 6 customer service representatives, a cashier, a receptionist, a courier, 3 commercial loan officers, a senior officer in charge of retail banking, a technology specialist, an administrative assistant and the Bank president.

Directors and Executive Officers

The directors of the Company and the Bank as of March 1, 2002 were as follows:


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

The executive officers of the Company and the Bank as of March 1, 2002 were as follows:


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


Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders of the Company for a vote during the fourth quarter of the year ended December 31, 2001.


Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Company's common stock has traded in the over-the-counter market under the symbol "RFSV" since the completion of the Company's initial public offering in November 1995. High and low bid prices, as reported on the OTC Bulletin Board for each quarter within the last two fiscal years were as follows:

                  2000                      High           Low
                  ----                      ----           ---
                 1st Quarter               $8.000        $6.000
                 2nd Quarter               $6.250        $4.500
                 3rd Quarter               $5.500        $5.125
                 4th Quarter               $5.750        $4.875

                  2001                      High           Low
                  ----                      ----           ---
                 1st Quarter               $5.727        $5.000
                 2nd Quarter               $5.850        $5.000
                 3rd Quarter               $6.000        $5.550
                 4th Quarter               $7.000        $5.670

These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. These quotations do not include intra-day highs and lows. On December 31, 2001, there were approximately 38 owners of record and approximately 400 beneficial owners of the Company's common stock.

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


Item 6.  Management's Discussion and Analysis

Comparison of Operating Results for the Years Ended December 31, 2001 and December 31, 2000

Net Income. After-tax net income for the fiscal year ended December 31, 2001 increased by 54% to $247,711, or $0.28 per diluted common share, compared with after-tax net income of $160,661, or $0.18 per diluted common share, for fiscal 2000. Greater fee income and lower expenses contributed to the increase for 2001 over the prior year.

Interest Income. Interest income consists primarily of interest on loans (including loan fees), securities, federal funds sold, and interest-bearing deposits at other financial institutions. Total interest income for the year ended December 31, 2001 was $4,927,804 compared to $5,257,153 for the year ended December 31, 2000, a decrease of $329,349 or 6%. This decrease was primarily the result of a decline in the interest yield on average earning assets due to significant general short-term interest rate reductions initiated by the Federal Reserve. The interest yield on average earning assets decreased from 8.66% in fiscal 2000 to 7.46% in fiscal 2001.

Interest Expense. Interest expense primarily represents interest paid to depositors. Interest expense decreased to $2,580,020 in fiscal 2001 from $2,815,791 in fiscal 2000, a decrease of $235,771 or 8%, despite an increase in average interest bearing deposits. The decrease in interest expense occurred primarily because interest rate reductions initiated by the Federal Reserve led to repricing higher-cost deposits at significantly lower interest rates. Deposit interest rate yields decreased from 5.44% in fiscal 2000 to 4.60% in fiscal 2001.

Set forth below is a summary of the Company's average interest-bearing liabilities and the interest paid on such liabilities during fiscal 2001 and fiscal 2000.

---------------------------------------------------------------------------------------------------------

                                                             Average Rate                   Average Rate
                                                2001             Paid            2000           Paid
---------------------------------------------------------------------------------------------------------
Non interest-bearing demand                  $ 9,279,686            --       $ 8,781,695           --
Interest-bearing demand                        1,707,705         0.71%         1,795,118        1.03%
Savings accounts                               1,350,888         1.33%         1,367,929        2.08%
Money market accounts                         26,144,743         3.52%        26,321,412        5.18%
Time deposits                                 26,835,809         6.07%        22,230,805        6.32%
Federal funds purchased                                0         0.00%             2,262        6.94%
                                             -----------         -----       -----------        -----
     Total interest-bearing liabilities      $65,318,831         3.95%       $60,499,221        4.65%
                                             ===========         =====       ===========        =====

Net Interest Income. Net interest income represents the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. Net interest income before provision for loan losses was $2,347,784 for the year ended December 31, 2001, a decrease of $93,578 or 4% compared with net interest income of $2,441,362 for the year ended December 31, 2000. The net interest margin decreased to 3.56% at December 31, 2001 from 4.02% at December 31, 2000.

Interest expense substantially increased in the latter portion of the third quarter and the early part of the fourth quarter of 2000. The Bank implemented steps to improve net interest margin in the latter half of the fourth quarter of 2000 and throughout 2001. As a result, net interest margin on a quarterly basis steadily improved during 2001. While the average net interest margin for the year 2001 compared to 2000 shows a decline, the quarterly net interest margin improvement during the year 2001 reflects management's efforts to improve net interest margin throughout the year.

The following table sets forth the average balances and an analysis of the interest rates and interest differential of the Company's earning assets, which earn interest income, and interest bearing liabilities, which accrue interest expense, for fiscal 2001 and fiscal 2000.

                                                              Average Balance Sheet and
                                                           Analysis of Net Interest Income
                                                              Year Ended December 31,
                                                       2001                                       2000
                                     ---------------------------------------------------------------------------------
                                       Average       Related      Yield          Average        Related       Yield
                                       Balance       Interest      Rate          Balance        Interest      Rate
                                     ------------- ------------------------   --------------- ------------- ----------
Earning assets:
   Deposits in bank                  $    127,795  $     3,476        2.72%   $   136,024     $     7,465        5.49%
   Investments (taxable)                  915,484       40,670        4.44%       639,562          55,449        8.67%
   Funds sold and securities
      purchased under
      agreements to resell              9,624,468      365,039        3.79%     5,891,847         364,852        6.19%
   Loans (a)                           55,361,095    4,518,619        8.16%    54,018,271       4,829,387        8.94%
                                      -----------   ----------                 ----------       ---------
       Total earning assets          $ 66,028,842  $ 4,927,804        7.46%   $60,685,704     $ 5,257,153        8.66%
                                      ===========   ==========        ====     ==========       =========        ====

Interest-bearing liabilities:
   Interest-bearing demand           $  1,707,705  $    12,047        0.71%   $ 1,795,118     $    18,520        1.03%
   Savings accounts                     1,350,888       18,014        1.33%     1,367,929          28,423        2.08%
   Money market accounts               26,144,743      920,883        3.52%    26,321,412       1,364,426        5.18%
   Time deposits                       26,835,809    1,629,076        6.07%    22,230,805       1,404,265        6.32%
   Federal funds purchased                      0            0        0.00%         2,262             157        6.94%
                                      -----------  -----------                 ----------      ----------
     Total interest-bearing liabs    $ 56,039,145  $ 2,580,020        4.60%   $51,717,526     $ 2,815,791        5.44%
                                      ===========   ==========        ====     ==========       =========        ====

Interest spread (b)                                $ 2,347,784        2.86%                   $ 2,441,362        3.23%
                                                     =========        ====                      =========        ====

Interest margin (c)                                $ 2,347,784        3.56%                   $ 2,441,362        4.02%
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

The following table describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the Company's interest income and interest expense for the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), (iii) changes attributable to changes in rate/volume (changes in rate multiplied by changes in volume), and (iv) the net change.

The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                                                Rate/Volume Analysis of Net Interest Income

                                                                        Year Ended December 31, 2001

                                                                                Compared to

                                                                        Year Ended December 31, 2000
                                                   -----------------------------------------------------------------------
                                                                         Increase (Decrease) Due To
                                                   -----------------------------------------------------------------------
                                                       Volume             Rate          Rate/Volume            Net
                                                   ---------------    --------------   --------------      ---------------
Earning assets:

       Deposits in bank                          $           (452)  $       (3,765)  $            228    $        (3,989)

       Investments (taxable)                               23,922          (27,037)           (11,664)           (14,779)

       Funds sold and securities purchased
         under agreements to resell                       231,142         (141,385)           (89,570)               187

       Loans                                              120,052         (420,370)           (10,450)          (310,768)
                                                   --------------     ------------     --------------      -------------
            Total earning assets                 $        374,664   $     (592,557)  $      ( 111,456)   $      (329,349)
                                                   ==============     ============     ==============      =============
Interest-bearing liabilities:

       Interest-bearing demand                   $           (902)  $      ( 5,856)  $            285    $        (6,473)

       Savings accounts                                     ( 354)        ( 10,182)               127           ( 10,409)

       Money market accounts                              ( 9,158)        (437,320)             2,935          ( 443,543)

       Time deposits                                      290,973          (54,608)           (11,554)           224,811

       Federal funds purchased                               (157)            (157)               157               (157)
                                                   --------------     ------------     --------------      -------------
            Total interest-bearing liabilities   $        280,402   $     (508,123)  $         (8,050)   $      (235,771)
                                                   --------------     ------------     --------------      -------------
            Net change in net interest income    $         94,262   $      (84,434)  $      ( 103,406)   $       (93,578)
                                                   ==============     ============     ==============      =============

Provision for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the collectibility of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is adequate to cover probable credit losses relating to specifically identified loans, as well as probable credit losses inherent in the balances of the loan portfolio. In accordance with FASB Statements 5 and 114, the allowance is provided for losses that have potentially been incurred as of the balance sheet date and is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. See "Financial Condition" - "Allowance for Loan Losses" for additional factors used in determining the loan loss reserve and provision for loan losses.

During 2001, the Company made a loan loss provision of $133,000 compared to $42,500 in 2000. The provision was made to bring the reserve to the amount determined necessary by management based on the analysis performed. During fiscal 2001, the Bank charged $328,479 against the loan loss reserve, of which $321,082 related to commercial loans and $7,397 related to consumer loans. A major portion of the commercial loan charge-offs related to a loan made to a business owner who became critically ill and was no longer able to manage the business. The Bank liquidated certain assets and charged off the remaining loan balance.

As of December 31, 2001, the Company's loan loss reserve was $544,804 or 0.97% of outstanding loans compared to $696,206 or 1.28% of outstanding loans at December 31, 2000.

Set forth below is an analysis of the Company's provision for loan losses.

                         Summary of Loan Loss Experience
                            And Loan Loss Provisions
                                                                      2001                2000
                                                                 --------------    --------------
Beginning loan loss reserve                                      $      696,206    $      653,270
Charge-offs:

     Commercial                                                         321,082            12,830
     Real Estate:
          Construction                                                        0                 0
          Commercial                                                          0                 0
          Other Mortgages                                                     0                 0
     Installment-consumer                                                 7,397            11,324
Recoveries:
     Commercial                                                          42,860                 0
     Real Estate:
          Construction                                                        0                 0
          Commercial                                                          0            24,590
          Other Mortgages                                                     0                 0
     Installment-consumer                                                 1,217                 0
                                                                  -------------     -------------
Net charge-offs (recoveries)                                     $      284,402    $         (436)
Additions charged to operations                                         133,000            42,500
                                                                  -------------     -------------
Balance at end of period                                         $      544,804    $      696,206
                                                                  =============     =============
Ratio of net charge-offs (recoveries) during the period
to average loans outstanding during the period                             0.51%            0.00%

Noninterest Income. Total noninterest income consisted of service charges on deposit accounts, secondary market loan fees, commission income generated by the investment center and employee benefit plan income. Total noninterest income was $457,710 for fiscal 2001 compared to $316,377 for fiscal 2000, an increase of $141,333 or a 45% improvement. Due to a favorable interest rate environment for long-term mortgages during 2001, secondary mortgage loan originations related to long-term loans sold in the secondary market increased by $11,655,336 in 2001 over the prior year which was the primary factor for the increase in total noninterest income.

Noninterest Expenses. Total noninterest expenses consisted primarily of salaries and employee benefits, occupancy and equipment expenses, data processing fees and professional fees. Total noninterest expenses for fiscal 2001 were $2,333,807 compared to $2,506,235 for fiscal 2000, a decrease of $172,428 or 7%.
The majority of the decrease in noninterest expenses is attributed to a reduction in occupancy expenses related to the purchase of the building housing the Bank's operations and internal cost control measures.

In fiscal 2001, the Bank's FDIC premiums were assessed at $31,354 compared to $28,887 in fiscal 2000, as required by federal law.

Selected Financial Ratios. Set forth below are selected financial ratios of the Company for fiscal 2001 and fiscal 2000:

                                                      2001            2000
                                                      ----            ----
     Return on average assets                         0.33%           0.23%
     Return on average equity                         3.52%           2.37%
     Dividend payout ratio on common stock            NONE            NONE
     Average equity to average assets                 9.51%           9.91%


Provision for Income Taxes. The increase in income before income taxes required a tax provision of $90,976 in fiscal 2001 as compared to $48,343 in fiscal 2000.


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

Set forth below is a summary of the Company's average interest-bearing liabilities and the interest paid on such liabilities during fiscal 2000 and fiscal 1999.

-------------------------------------------------------------------------------------------------------------------
                                                                Average Rate                         Average Rate
                                                2000                Paid               1999              Paid
-------------------------------------------------------------------------------------------------------------------
Non interest-bearing demand                      $ 8,781,695               --         $ 8,697,185               --
Interest-bearing demand                            1,795,118            1.03%           1,683,475            1.06%
Savings accounts                                   1,367,929            2.08%           1,590,674            2.12%
Money market accounts                             26,321,412            5.18%          30,601,480            4.64%
Time deposits                                     22,230,805            6.32%          17,738,976            5.34%
Federal funds purchased                                2,262            6.94%                   0               0%
                                                 -----------            -----         -----------            -----
     Total interest-bearing liabilities          $60,499,221            4.65%         $60,311,790            4.01%
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

                                                              Average Balance Sheet and
                                                                Analysis of Net Interest Income
                                                              Year Ended December 31,

                                                       2000                                       1999
                                     ---------------------------------------------------------------------------------

                                       Average       Related      Yield          Average        Related       Yield
                                       Balance       Interest      Rate          Balance        Interest      Rate
                                     ------------- ------------------------   --------------- ------------- ----------
Earning assets:
   Deposits in bank                 $    136,024  $     7,465        5.49%   $    98,958     $     6,025        6.09%
   Investments (taxable)                 639,562       55,449        8.67%     5,274,559         276,087        5.23%
   Funds sold and securities
      purchased under
      agreements to resell             5,891,847      364,852        6.19%     5,488,217         286,165        5.21%
   Loans (a)                          54,018,271    4,829,387        8.94%    50,068,153       4,263,539        8.52%
                                      ----------    ---------                 ----------       ---------
       Total earning assets         $ 60,685,704  $ 5,257,153        8.66%   $60,929,887     $ 4,831,816        7.93%
                                     ===========    =========        ====     ==========       =========        ====

Interest-bearing liabilities:
   Interest-bearing demand          $  1,795,118  $    18,520        1.03%   $ 1,683,475     $    17,908        1.06%
   Savings accounts                    1,367,929       28,423        2.08%     1,590,674          33,694        2.12%
   Money market accounts              26,321,412    1,364,426        5.18%    30,601,480       1,418,807        4.64%
   Time deposits                      22,230,805    1,404,265        6.32%    17,738,976         947,530        5.34%
   Federal funds purchased                 2,262          157        6.94%             0               0        0.00%
                                     -----------   ----------                 ----------      ----------        -----
     Total interest-bearing liabs   $ 51,717,526  $ 2,815,791        5.44%   $51,614,605     $ 2,417,939        4.68%
                                     ===========    =========        ====     ==========       =========        ====

Interest spread (b)                               $ 2,441,362        3.23%                   $ 2,413,877        3.25%
                                                    =========        ====                      =========        ====

Interest margin (c)                               $ 2,441,362        4.02%                   $ 2,413,877        3.96%
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

                                                              Rate/Volume Analysis of Net Interest Income

                                                                      Year Ended December 31, 2000

                                                                              Compared to

                                                                      Year Ended December 31, 1999
                                                 -----------------------------------------------------------------------
                                                                       Increase (Decrease) Due To
                                                 -----------------------------------------------------------------------
                                                     Volume             Rate          Rate/Volume            Net
                                                 ---------------    --------------   --------------      ---------------

Earning assets:
       Deposits in bank                        $          2,257   $         ( 594 ) $         ( 223)   $         1,440

       Investments (taxable)                          ( 242,609 )         181,209         ( 159,235 )        ( 220,635 )

       Funds sold and securities purchased
         under agreements to resell                      21,046            53,692             3,949             78,687
                                                                                                               565,845
       Loans                                            336,371           212,693            16,781
                                                 --------------     -------------    --------------      -------------
            Total earning assets               $        117,065   $       447,000   $     ( 138,728 )  $       425,337
                                                 ==============     =============    ==============      =============

Interest-bearing liabilities:

       Interest-bearing demand                 $          1,188   $         ( 540 ) $          ( 36 )  $           612

       Savings accounts                                 ( 4,718)            ( 643 )              90            ( 5,271 )

       Money market accounts                          ( 198,441)          167,485          ( 23,425 )         ( 54,381 )

       Time deposits                                    239,932           172,997            43,806            456,735

       Federal funds purchased                                0                 0               157                157
                                                 --------------     -------------    --------------      -------------
            Total interest-bearing
            liabilities                        $         37,961   $       339,299   $        20,592    $       397,852
                                                 --------------     -------------    --------------      -------------
            Net change in net interest income  $         79,104   $       107,701   $     ( 159,320)   $        27,485
                                                 ==============     =============    ==============      =============

Provision for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the collectibility of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is adequate to cover probable credit losses relating to specifically identified loans, as well as probable credit losses inherent in the balances of the loan portfolio. In accordance with FASB Statements 5 and 114, the allowance is provided for losses that have potentially been incurred as of the balance sheet date and is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. See "Financial Condition" - "Allowance for Loan Losses" for additional factors used in determining the loan loss reserve and provision for loan losses.

The Company made a loan loss provision of $42,500 in 2000 compared with $282,500 in 1999. The provision was made to bring the reserve to the amount determined necessary by management based on the analysis performed. During fiscal 2000, the Bank charged $24,154 against the loan loss reserve, which related primarily to two consumer loan charge-offs and a business loan related to a customer that declared bankruptcy. The Company also recovered $24,590 related to a prior loan charge-off which was added to the loan loss reserve.

As of December 31, 2000, the Company's loan loss reserve was $696,206 or 1.28% of outstanding loans compared to $653,270 or 1.26% of outstanding loans at December 31, 1999.

Set forth below is an analysis of the Company's provision for loan losses.

                         Summary of Loan Loss Experience
                            And Loan Loss Provisions

                                                 2000              1999
                                            --------------    --------------
Beginning loan loss reserve                 $      653,270    $      562,747
Charge-offs:

     Commercial                                     12,830                 0
     Real Estate:
          Construction                                   0                 0
          Commercial                                     0           179,396
          Other Mortgages                                0                 0
     Installment-consumer                           11,324            12,581
Recoveries:
     Commercial                                          0                 0
     Real Estate:
          Construction                                   0                 0
          Commercial                                24,590                 0
          Other Mortgages                                0                 0
     Installment-consumer                                0                 0
                                            --------------    --------------
Net charge-offs (recoveries)                $         (436)   $      191,977
Additions charged to operations                     42,500           282,500
                                            --------------    --------------
Balance at end of period                    $      696,206    $      653,270
                                            ==============    ==============
Ratio of net charge-offs (recoveries)
 during the period to average loans
 outstanding during the period                        0.00%             0.38%

Noninterest Income. Total noninterest income consisted of service charges on deposit accounts, secondary market loan fees, commission income generated by the investment center and employee benefit plan income. Total noninterest income (excluding losses on the sale of securities) was $325,541 for fiscal 2000 compared to $327,598 for fiscal 1999, a decrease of 1% or $2,057. Due to a higher interest rate environment during 2000, secondary mortgage loan originations declined, which was the primary cause of a decrease in secondary market loan fee income of $36,228 as compared to fiscal 1999.

Noninterest Expenses. Total noninterest expenses consisted primarily of salaries and employee benefits, occupancy and equipment expenses, professional fees, and data processing fees. Total noninterest expenses for fiscal 2000 (excluding gains and losses on the sale of assets) were $2,540,242 compared to $2,291,227 for fiscal 1999, an increase of $249,015 or 11%. The majority of the increase in noninterest expenses is attributed to higher salary expense relating to increased staffing in the loan area and additional expenses related to remodeling of the building housing the Bank premises. Also, as the Bank has continued to grow, the expenses associated with its audit increased, which led the Bank to begin accruing those expenses throughout the year as opposed to paying them as incurred. As a result, operating expenses included additional accrued expenses associated with the 2000 audit as well as certain overlapping expenses associated with the 1999 audit.

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

Financial Condition

Total Assets. The Company reported total assets of $71,968,107 at December 31, 2001, a decrease of $1,380,776 or 2% from December 31, 2000 with assets of $73,348,883. While total assets were lower at year-end 2001 compared to the prior year, average assets were up 8%. Management chose to focus on controlling growth in an effort to improve earnings and maintain a well-capitalized Bank.

Cash and Cash Equivalents. Cash and due from banks was $2,715,471 at December 31, 2001 compared to $2,166,942 at December 31, 2000 and represents cash maintained at the Bank and funds that the Bank and the Company have deposited in other financial institutions. The Bank reported $6,971,000 of federal funds sold (which are inter-bank funds with daily liquidity) on December 31, 2001 and $8,914,000 on December 31, 2000. The $1,943,000 decrease in federal funds sold was primarily used to fund loan growth. The Bank's loan-to-deposit funds ratio prior to loan loss reserve on December 31, 2001 was 88% compared to 83% on December 31, 2000.

Investment Securities. The Company's investment portfolio decreased $1,450,218 from $1,708,618 as of December 31, 2000 to $258,400 at December 31, 2001 as a
result of maturing investments being used to fund loan growth. A portion of the securities in the Company's investment portfolio was originally purchased with the intent to hold the securities until they mature. Another portion was placed in the available for sale category as the securities may be liquidated to provide cash for operating or financing purposes. The book values of (i) U.S. Treasuries, (ii) U.S. Government agencies and (iii) other corporate securities as of December 31, 2001 and December 31, 2000 were $0 and $1,708,618 respectively.

The following table summarizes the maturity dates of those securities as of December 31, 2001.

                                                                            Investment Portfolio
                                                                             Repricing Schedule

                                                                         After 1 year
                                                  1 year or less        through 5 years         After 5 years           Total
                                                  ----------------      ----------------       ----------------    ----------------
    Available for Sale Securities:
        Corporate Securities                      $    258,400          $            0         $             0     $    258,400
          Weighted Average Yield                          1.74%                      0%                      0%            1.74%

Amortized costs and fair values of available for sale securities are discussed in Notes 3 and 4 to the Company's Consolidated Financial Statements.

Loans. Loans prior to the allowance for loan losses increased to $56,004,614 at December 31, 2001 from $54,273,820 at December 31, 2000, an increase of $1,730,794 or 3%. In addition to the $56,004,614 in loans outstanding that the Bank reported on December 31, 2001, the Bank had unfunded loan commitments of $18,208,898. Also, during fiscal year 2001 the Bank originated $13,229,386 in mortgage loans sold in the secondary market compared to $1,574,050 in secondary market loans originated in 2000. The favorable interest rate environment for long-term mortgage loans primarily drove the increase in secondary market loan volume. There were $1,029,200 and $555,000 of mortgage loans held for sale at December 31, 2001 and December 31, 2000, respectively.

The following table summarizes the distribution of the Company's loans at December 31, 2001 and December 31, 2000.

                                                             Loan Portfolio Composition
                                                                    December 31,
                                                    ------------------------------------------------
                                                            2001                         2000
                                                    ---------------------      ---------------------
     Commercial                                        $20,032,201                   $17,503,514

     Real Estate:

        Construction                                     4,154,112                     3,835,587

        Commercial                                      19,403,802                    15,992,871

        Residential                                     11,159,259                    14,935,218

     Installment and Consumer                            1,255,240                     2,006,630
                                                       -----------                   -----------
                           Total Loans                 $56,004,614                   $54,273,820
                                                       ===========                   ===========

The following table summarizes the maturities of the Company's loan portfolio at December 31, 2001 (excluding residential real estate, installment and consumer).

                                                                 Loan Maturities
                                  --------------------------------------------------------------------------------
                                      1 year                After 1              After 5
                                     or less            Through 5 years           Years              Total
                                  --------------------------------------------------------------------------------
  Commercial & Com'l RE           $      19,044,403    $      18,165,272    $       2,226,328   $       39,436,003

  Real estate-construction                2,552,215            1,601,897                    0            4,154,112
                                  -----------------    -----------------   ------------------   ------------------
                Total             $      21,596,618    $      19,767,169   $        2,226,328   $       43,590,115

The following table summarizes the sensitivity of Company's loan portfolio to interest rate changes by fixed and adjustable-rate loans due after one year at December 31, 2001 (excluding residential real estate, installment and consumer).

                                                        Loans Due After One Year With
                                           ------------------------------------------------------------
                                           Predetermined         Floating or adj.
                                               Rates              interest rates             Total
                                           ------------------   -----------------    ------------------
       Commercial & Com'l RE               $       17,683,374   $       2,708,226    $       20,391,600

       Real estate-construction                     1,601,897                   0             1,601,897
                                           ------------------   -----------------    ------------------
                     Total                 $       19,285,271   $       2,708,226    $       21,993,497
                                           ==================   =================    ==================

Non-Performing Assets. The Bank undertakes a continuous loan review process to promote early identification of credit quality problems in its loan portfolio and to ensure compliance with its loan policy and documentation practices. Any past due loans and identified problem loans are reviewed with the Board of Directors of the Bank on a monthly basis. The Bank's external auditor, Virchow, Krause & Company, LLP assisted the Bank in its loan review function in fiscal 2001.

Each of the loans which becomes contractually past due 90 days or more as to principal or interest payments will be reviewed by management and reported to the Loan Committee of the Board of Directors of the Bank. These loans would then be placed on a non-accrual status and all past accrued interest would be reversed.

As of December 31, 2001, management was not aware of any significant loans, group of loans or segments of the loan portfolio not included above, where there were serious doubts as to the ability of the borrowers to comply with the loan payment terms.

The Company had no nonperforming loans as of December 31, 2001 and December 31, 2000.

Since there were no non-accrual loans as of December 31, 2001 and December 31, 2000, there was no unrecorded interest income related to non-accruing loans. The amounts of interest income on non-accruing loans that were included in net income for fiscal 2001 and fiscal 2000 were $6,468 and $5,604, respectively.

Allowance for Loan Losses. The Company has identified the methodology for determining the loan loss reserve as a critical accounting policy. The allowance for loan losses is determined using a methodology which reserves currently for those loans in which it is determined that a loss is probable based on characteristics of the individual loan, historical loss patterns of similar, "homogeneous" loans and environmental factors unique to each measurement date. The loan loss reserve is determined in accordance with FASB Statements 5 and 114 and provides for losses that have potentially been incurred as of the balance sheet date. The allowance is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. The reserving methodology used by the Company has the following components:

         Specific reserve. Management has hired the Company's external auditor, Virchow, Krause & Company, LLP, to formally review all loans in excess of certain dollar amounts on an annual basis. In addition, on a monthly basis, management reviews all past due loans, and loans previously classified in order to classify or reclassify loans requiring attention, or those with potential losses. Problem loans include credits that have been identified as having underlying problems based on assessment of the borrowers' business or collateral. Included in this group are those nonaccrual loans that meet the criteria as being "impaired" under the definition in SFAS 114. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Ranges of loss are determined based on best- and worst- case scenarios for each loan.

         Reserves for homogeneous loan pools. The Company makes a significant number of loans which, due to their underlying similar characteristics, are assessed for loss as "homogeneous" pools. The homogeneous pools of loans are made up of commercial, commercial real estate, residential mortgages and consumer. All of the loans included in the homogeneous pools have been excluded from the specific reserve allocation previously discussed. The Company allocates the allowance for credit losses to each loan category based on a defined methodology that has been in use, without material change, for several years. The methodology is based on historical loss information and regulatory averages.

Actual loss ratios experienced in the future could vary from those projected. This uncertainty occurs because other factors affecting the determination of probable losses inherent in the loan portfolio may exist which are not necessarily captured by the application of historical loss ratios. To ensure a higher degree of confidence, an unallocated allowance is also maintained. The unallocated portion of the loss reserve reflects management's view that the reserve should have a margin that recognizes the imprecision underlying the process of estimating expected credit losses. Determination of the probable losses inherent in the portfolio, which are not necessarily captured by the allocated methodology discussed above, involves the exercise of judgment. Factors considered in the evaluation of the adequacy of the Company's unallocated reserve include portfolio exposure due to concentration in specific industries. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

Based on the above loss estimates, management determines its best estimate of the required reserve. Management's evaluation of the factors described above resulted in an allowance for loan losses of $544,804 or 0.97% of loans at December 31, 2001 compared to $696,206 or 1.28% of loans at December 31, 2000. Accordingly, the Bank has allocated $481,417 (or 88% of the reserve for loan losses) to commercial and commercial real estate loans, which comprise about 78% of the loan portfolio. The Bank has allocated $25,979 (or approximately 5% of the reserve for loan losses) to residential mortgages, which comprise about 20% of the loan portfolio. Consumer loans comprise about 2% of the loan portfolio, and $11,855 (or about 2% of the reserve for loan losses) is allocated to consumer loans. The Bank has allocated $9,104 of the reserve for loan losses to unfunded loan commitments, which total approximately $18,208,898. The balance of the reserve for loan losses of $16,449 is unallocated.

The resulting provisions for loan losses are the amounts required to establish the allowance for loan losses to the required level after taking into consideration charge-offs and recoveries. The provisions for loan losses for the years ended December 31, 2001 and 2000 were $133,000 and $42,500, respectively. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

Other Assets. The Company's office building, leasehold improvements and equipment less accumulated depreciation and amortization decreased to $2,490,941 at December 31, 2001 from $2,601,253 at December 31, 2000.

In fiscal 1997, the Bank purchased real estate assets from the bankruptcy court after the Bank's borrower filed for bankruptcy. The Bank and its real estate subsidiary, which was formed to help liquidate the parcel of property, had assets of $656,947 in Other Real Estate Owned as of December 31, 2000. During 2001, the remainder of the residential lots and a completed model home were sold, resulting in no assets in Other Real Estate Owned as of December 31, 2001. The Bank dissolved the real estate subsidiary when the remaining properties were sold.

Accrued interest receivable on loans and other assets was $3,043,285 at December 31, 2001 compared to $3,168,509 at December 31, 2000.

Deposits. Deposits decreased by $1,577,581 from $65,322,601 as of December 31, 2000 to $63,745,020 on December 31, 2001.

As of December 31, 2001, time deposits over $100,000 represented 12% of total deposits. Set forth below is a schedule of the maturities as of December 31, 2001 for the Company's time deposits of $100,000 or more.

                                                         Time Deposits of $100,000 or more
                                                                 Maturity Schedule

                                    3 mos.            Over 3 mos.           Over 6 mos.
                                   or less            thru 6 mos.          thru 12 mos.        Over 12 mos.
                               ---------------      --------------        --------------     ----------------
Certificates of Deposit        $     1,107,671      $      509,871        $    4,666,292     $      1,669,249

Other Liabilities. Accrued interest payable and other liabilities of $1,171,472 at December 31, 2001 compared to $1,224,827 at December 31, 2000 were made up of accrued interest payable on deposit accounts, accounts payable and deferred employee benefits. The majority of the decrease was due to lower rates paid on time deposits.

Liquidity. For banks, liquidity generally represents the ability to meet withdrawals from deposits and the funding of loans. The assets that provide liquidity are cash, federal funds sold and short-term loans and securities. Liquidity needs are influenced by economic conditions, interest rates and competition. Management believes that current liquidity levels are sufficient to meet future demands. Management believes the current liquidity position of the Bank allows it opportunity to expand the Bank's loan portfolio and account for any deposit withdrawals which may occur. As of December 31, 2001 the Bank had $9,944,871, primarily in federal funds, available to meet future liquidity demands.

Off-Balance Sheet Liabilities. The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commitments under credit card arrangements and standby letters of credit. These financial instruments are recorded in the financial statements when funded. See Note 14 to the Company's Consolidated Financial Statements.

As of December 31, 2001, the Company has $18,208,898 in unfunded loan commitments. The following table summarizes the Company's exposure to these off-balance sheet commitments:


   Financial instruments                           2001               2000
                                                   ----               ----
        Commitments to extend credit       $ 17,098,705       $ 13,231,961
        Credit card commitments               1,074,593          1,053,558
        Standby letters of credit                35,600            107,750

The Company has cash, cash equivalents, federal funds sold, interest-bearing deposits and available for sale securities of $9,944,871 plus various sources of credit available to fund these commitments. These credit sources include Federal Funds lines of credit, loans from the Federal Home Loan Bank and loans from the Federal Reserve Bank. Certain of these lines would be collateralized with other assets of the Bank.

Capital Resources. The Bank's most recent notification as of July 12, 2001 from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain the minimum total risk-based, Tier I risk-based, and leverage ratios as set forth in "Description of Business--Supervision and Regulation." There have been no conditions or events since these notifications that management believes will change the Bank's classification. See Note 17 to the Company's Consolidated Financial Statements for actual ratios for 2001 and 2000.

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

The following table summarizes the repricing opportunities as of December 31, 2001 for each major category of interest-earning assets and interest-bearing liabilities:

                                                     Interest-Rate-Sensitive Assets
                                                            and Liabilities

                                         0-89          90-179        180-359        360+
                                         Days           Days          Days          Days             Total
                                 ----------------    -----------    -----------   -----------   ---------------
                  Investments    $      258,400                0              0             0   $       258,400

                        Loans    $   18,460,093        4,653,766      6,756,199    26,134,556   $    56,004,614
---------------------------------------------------------------------------------------------------------------
  Total Rate Sensitive Assets    $   18,718,493        4,653,766      6,756,199    26,134,556   $    56,263,014

Rate Sensitive Liabilities(1)    $   31,016,746(2)     3,960,042     11,060,723     6,905,202   $    52,942,713
---------------------------------------------------------------------------------------------------------------
                          GAP    $  (12,298,253)         693,724     (4,304,524)   19,229,354

               Cumulative GAP    $  (12,298,253)     (11,604,529)   (15,909,053)    3,320,301

  GAP/Rate Sensitive Assets              (65.70%)         (49.65%)       (52.80%)        5.90%

         (1)  Savings, NOW, and money market demand deposits are considered as immediately repricable.
         (2)  Includes total money market demand account balances.

Impact of Inflation and Changing Prices

Unlike most industries, essentially all of the assets and liabilities of a bank are monetary in nature. As such, the level of prices has less effect than interest rates. Prices and interest rates do not always move in the same direction. The Company's consolidated financial statements and notes are generally prepared in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation.

                     DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

                                         Average Balance Sheet

                                                                     2001                   2000
                                                              -------------------    -------------------

    Cash and due from banks                                  $         2,185,594    $         2,322,097

    Federal funds sold and
       securities purchased under agreement to resell                  9.624,468              5,891,847

    Interest-bearing deposits in other banks                             127,795                136,024

    Investment securities:

        U.S. Treasury, agency and other securities                       915,484                639,562

    Loans:

        Real estate mortgages                                         13,051,848             14,411,155

        Consumer-net                                                     101,091              2,619,778

        Commercial and other                                          42,208,156             36,987,338
                                                              ------------------     ------------------
             Total                                                    55,361,095             54,018,271

        Less allowance for loan losses                                  (626,185)              (678,927)
                                                              ------------------     ------------------
             Net loans                                                54,734,910             53,339,344

    Fixed assets                                                       2,544,779              2,119,615

    Other real estate owned                                              447,203                809,412

    Cash surrender value of life insurance                             2,080,150              1,989,417

    Other assets                                                       1,389,582              1,222,291
                                                              ------------------     ------------------
             Total assets                                    $        74,049,965    $        68,469,609
                                                              ==================     ==================
    Interest-bearing deposits:

        Interest-bearing demand                              $         1,707,705    $         1,795,118

        Savings accounts                                               1,350,888              1,367,929

        Money Market deposit accounts                                 26,144,743             26,321,412

        Time deposits                                                 26,835,809             22,230,805

        Federal funds purchased                                                0                  2,262
                                                              ------------------     ------------------
             Total interest-bearing deposits                          56,039,145             51,717,526

        Demand deposits                                                9,279,686              8,781,695
                                                              ------------------     ------------------
              Total deposits                                          65,318,831             60,499,221

    Other liabilities                                                  1,687,597              1,184,193
                                                              ------------------     ------------------
              Total liabilities                                       67,006,428             61,683,414

    Equity capital                                                     7,043,537              6,786,195
                                                              ------------------     ------------------
              Total liabilities and capital                  $        74,049,965    $        68,469,609
                                                              ==================     ==================

Item 7.  Financial Statements

                                                                    Page

Independent Auditor's Report..........................................27

Consolidated Balance Sheets...........................................28

Consolidated Statements of Income.....................................29

Consolidated Statements of Changes in Stockholders' Equity............30

Consolidated Statements of Cash Flows.................................31

Notes to Consolidated Financial Statements............................32

                          INDEPENDENT AUDITOR'S REPORT




Board of Directors
RidgeStone Financial Services, Inc. and Subsidiary
Brookfield, Wisconsin

We have audited the accompanying consolidated balance sheets of RidgeStone Financial Services, Inc. and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RidgeStone Financial Services, Inc. and Subsidiary as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.


                                            VIRCHOW, KRAUSE & COMPANY, LLP

                                            /s/ Virchow, Krause & Company, LLP

Milwaukee, Wisconsin
February 7, 2002

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2001 and 2000

---------------------------------------------------------------------------------------------------------

                                ASSETS
                                                                           2001               2000
                                                                    ------------------ ------------------
Cash and due from banks                                             $        2,630,962 $        2,050,908
Federal funds sold                                                           6,971,000          8,914,000
                                                                    ------------------ ------------------
    Cash and cash equivalents                                                9,601,962         10,964,908
Interest bearing deposits in banks                                              84,509            116,034
Available for sale securities - stated at fair value                           258,400            218,477
Held to maturity securities, fair value of $0 and
    $1,493,700 in 2001 and 2000, respectively                                        -          1,490,141
Loans, less allowance for loan losses of $544,804 and
    $696,206 in 2001 and 2000, respectively                                 55,459,810         53,577,614
Mortgage loans held for sale                                                 1,029,200            555,000
Premises and equipment, net                                                  2,490,941          2,601,253
Accrued interest receivable and other assets                                 3,043,285          3,825,456
                                                                    ------------------ ------------------
       TOTAL ASSETS                                                 $       71,968,107 $       73,348,883
                                                                    ================== ==================

              LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits
       Demand                                                       $       10,802,307 $       10,114,636
       Savings and NOW                                                      27,741,829         27,603,851
       Other Time                                                           25,200,884         27,604,114
                                                                    ------------------ ------------------
          Total Deposits                                                    63,745,020         65,322,601
   Accrued interest payable and other liabilities                            1,171,472          1,224,827
                                                                    ------------------ ------------------
       Total Liabilities                                                    64,916,492         66,547,428
                                                                    ------------------ ------------------

COMMITMENTS AND CONTINGENCIES (See Note 14)

STOCKHOLDERS' EQUITY
   Preferred stock, no par value, 2,000,000 shares
       authorized, no shares issued                                                  -                  -
   Common stock, no par value,
       10,000,000 shares authorized,
       876,492 shares issued and outstanding                                 8,417,117          8,417,117
   Retained deficit                                                         (1,308,899)        (1,556,610)
                                                                    ------------------ ------------------
                                                                             7,108,218          6,860,507
   Accumulated other comprehensive loss                                        (56,603)           (59,052)
                                                                    ------------------ ------------------
       Total Stockholders' Equity                                            7,051,615          6,801,455
                                                                    ------------------ ------------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $       71,968,107 $       73,348,883
                                                                    ================== ==================

          See accompanying notes to consolidated financial statements.

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years Ended December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------------------------------------------------
                                                                              2001             2000              1999
                                                                      ----------------------------------------------------
INTEREST INCOME
   Interest and fees on loans                                         $       4,518,619 $      4,829,387 $       4,263,539
   Interest on investment securities - taxable                                   40,670           55,449           276,087
   Interest on federal funds sold and securities purchased under
       agreements to resell                                                     365,039          364,852           286,165
   Interest on deposits in banks                                                  3,476            7,465             6,025
                                                                      ----------------- ---------------- -----------------
       Total Interest Income                                                  4,927,804        5,257,153         4,831,816
                                                                      ----------------- ---------------- -----------------

INTEREST EXPENSE
   Interest on deposits                                                       2,580,020        2,815,634         2,417,939
   Interest on federal funds purchased                                                -              157                 -
                                                                      ----------------- ---------------- -----------------
       Total Interest Expense                                                 2,580,020        2,815,791         2,417,939
                                                                      ----------------- ---------------- -----------------
Net interest income before provision for loan losses                          2,347,784        2,441,362         2,413,877
   Provision for loan losses                                                    133,000           42,500           282,500
                                                                      ----------------- ---------------- -----------------
Net interest income after provision for loan losses                           2,214,784        2,398,862         2,131,377
                                                                      ----------------- ---------------- -----------------

NONINTEREST INCOME
   Service charges on deposit accounts                                          110,822           94,222            87,322
   Secondary market fees                                                        140,834           19,218            55,446
   Increase in cash surrender value of life insurance                           111,611          108,206           104,832
   Securities gains (losses)                                                          -           (9,164)          (15,402)
   Other income                                                                  94,443          103,895            79,998
                                                                      ----------------- ---------------- -----------------
       Total Noninterest Income                                                 457,710          316,377           312,196
                                                                      ----------------- ---------------- -----------------

NONINTEREST EXPENSES
   Salaries                                                                   1,035,256          968,395           855,383
   Pension, profit sharing and other employee benefits                          429,627          386,755           368,149
   Occupancy                                                                    185,448          309,219           313,395
   Furniture and equipment expenses                                             132,348          143,598           116,550
   Data processing fees                                                         126,988          133,059           136,573
   Professional fees                                                            139,089          237,337           124,078
   Other expenses                                                               285,051          327,872           425,302
                                                                      ----------------- ---------------- -----------------
       Total Noninterest Expenses                                             2,333,807        2,506,235         2,339,430
                                                                      ----------------- ---------------- -----------------

Income before income taxes                                                      338,687          209,004           104,143
   Less:  Applicable income taxes (benefit)                                      90,976           48,343         (375,035)
                                                                      ----------------- ---------------- -----------------

       NET INCOME                                                     $         247,711 $        160,661 $         479,178
                                                                      ================= ================ =================

         Basic earnings per share                                     $            0.28 $           0.18 $            0.55
                                                                      ================= ================ =================
         Diluted earnings per share                                   $            0.28 $           0.18 $            0.55
                                                                      ================= ================ =================
         Weighted average shares outstanding                                    876,492          876,492           876,492
                                                                      ================= ================ =================

          See accompanying notes to consolidated financial statements.

                           RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                              Years Ended December 31, 2001, 2000 and 1999

---------------------------------------------------------------------------------------------------------------------------
                                                                                              Accumulated
                                                                                                 other
                                                                                 Retained    comprehensive
                                                                  Common stock   deficit         loss            Total
                                                                  ------------ ------------ --------------- ---------------
BALANCES - December 31, 1998                                      $  8,417,117 $(2,196,449) $      (22,524) $     6,198,144
                                                                                                            ---------------
   Comprehensive income

       Net income - 1999                                                     -     479,178               -          479,178
       Change in unrealized gains (losses) on
          securities available for sale                                      -           -         (10,687)         (10,687)
       Reclassification adjustment for gains
          (losses) realized in net income                                    -           -         (15,402)         (15,402)

       Income tax effect                                                     -           -          10,175           10,175
                                                                                                            ---------------
          Total Comprehensive Income                                                                                463,264
                                                                  ------------ -----------  --------------  ---------------
BALANCES - December 31, 1999                                         8,417,117  (1,717,271)        (38,438)       6,661,408
                                                                                                            ---------------

   Comprehensive income

       Net income - 2000                                                     -     160,661               -          160,661
       Change in unrealized gains (losses) on
          securities available for sale                                      -           -         (24,629)         (24,629)
       Reclassification adjustment for gains
          (losses) realized in net income                                    -           -          (9,164)          (9,164)

       Income tax effect                                                     -           -          13,179           13,179
                                                                                                            ---------------
          Total Comprehensive Income                                                                                140,047
                                                                  ------------ -----------  --------------  ---------------

BALANCES - December 31, 2000                                         8,417,117  (1,556,610)        (59,052)       6,801,455
                                                                                                            ---------------
   Comprehensive income

       Net income - 2001                                                     -     247,711               -          247,711
       Change in unrealized gains (losses) on
          securities available for sale                                      -           -           4,015            4,015

       Income tax effect                                                     -           -          (1,566)          (1,566)
                                                                                                            ---------------
          Total Comprehensive Income                                                                                250,160
                                                                  ------------ -----------  --------------  ---------------

BALANCES - December 31, 2001                                      $  8,417,117 $(1,308,899) $      (56,603) $     7,051,615
                                                                  ============ ===========  ==============  ===============

          See accompanying notes to consolidated financial statements.

                           RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Years Ended December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------------------------------------------------
                                                                        2001                2000                1999
                                                                ------------------  ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                  $          247,711  $          160,661  $          479,178
    Adjustments to reconcile net income to
      net cash flows from operating
      activities
        Depreciation                                                       192,013             190,433             152,026
        Amortization and accretion of bond
         premiums and discounts - net                                            -               9,240                 562
        Loss on sale of investment securities                                    -               9,164              15,402
        Gain on disposal of premises and equipment                               -                (754)                  -
        Provision for loan losses                                          133,000              42,500             282,500
        Provision (benefit) for deferred taxes                              90,976              48,343            (375,035)
        (Gain) loss on other real estate owned                             (66,414)            (34,007)             80,986
        Net change in
           Mortgage loans held for sale                                   (474,200)           (419,000)            123,000
           Accrued interest receivable and other assets                     21,610            (128,497)           (243,550)
           Accrued interest payable and other liabilities                  (53,355)            512,403              97,889
                                                                ------------------  ------------------  ------------------
        Net Cash Flows from Operating Activities                            91,341             390,486             612,958
                                                                ------------------  ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net change in interest bearing deposits
      in banks                                                              31,525             147,990            (261,375)
    Activity in available for sale securities
        Sales                                                                    -               8,086              55,548
        Maturities, prepayments and calls                                        -              45,000           1,465,000
        Purchases                                                          (37,474)           (172,841)         (1,064,688)
    Activity in held to maturity securities
        Maturities, prepayments and calls                                1,490,141           1,000,000           1,000,000
        Purchases                                                                -          (1,500,000)           (250,000)
    Net increase in loans                                               (2,015,196)         (2,580,817)         (3,015,467)
    Proceeds from sales of premises and equipment                           15,839              13,600                   -
    Additions to premises and equipment                                    (97,540)         (1,451,537)           (128,361)
    Net disbursements on other real estate owned                           (41,275)            (22,502)           (622,589)
    Proceeds from sale of other real estate owned                          777,274             296,500             933,500
                                                                ------------------  ------------------  ------------------
        Net Cash Flows from Investing Activities                           123,294          (4,216,521)         (1,888,432)
                                                                ------------------  ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in deposits                                 (1,577,581)          7,858,210          (7,058,465)
                                                                ------------------  ------------------  ------------------

           Net Change in Cash and Cash Equivalents                      (1,362,946)          4,032,175          (8,333,939)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                           10,964,908           6,932,733          15,266,672
                                                                ------------------  ------------------  ------------------

    CASH AND CASH EQUIVALENTS - END OF YEAR                     $        9,601,962  $       10,964,908  $        6,932,733
                                                                ==================  ==================  ==================

SUPPLEMENTAL CASH FLOW DISCLOSURES
    Cash paid for interest                                      $        2,830,257  $        2,415,698  $        2,641,890
    Cash paid for income taxes                                                  25                   -                  50


          See accompanying notes to consolidated financial statements.

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
 NOTE 1 - Summary of Significant Accounting Policies
--------------------------------------------------------------------------------

    Consolidation

The consolidated financial statements of RidgeStone Financial Services, Inc. and Subsidiary (the "Company") include the accounts of its wholly owned subsidiary, RidgeStone Bank (the "subsidiary Bank"). RidgeStone Bank includes the accounts of its wholly owned subsidiary, RidgeStone Real Estate Divestitures, Inc. In December 2001 RidgeStone Real Estate Divestitures, Inc. ceased operations. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

    Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold, all of which mature within ninety days.

The subsidiary Bank maintains amounts due from banks which, at times, may exceed federally insured limits. The subsidiary Bank has not experienced any losses in such accounts.

    Interest Bearing Deposits in Banks

Interest bearing deposits in banks mature within one year and are carried at cost.

    Available for Sale Securities

Securities classified as available for sale are those debt securities that the subsidiary Bank intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the subsidiary Bank's assets and liabilities, liquidity needs, regulatory capital consideration, and other similar factors. Securities classified as available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in other comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000

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

    Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the amount of unpaid principal, reduced by the allowance for loan losses and any deferred fees or costs in originating loans. Interest income is accrued on the unpaid principal balance. The accrual of interest income on impaired loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payment of interest or principal when they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Cash collections on impaired loans are credited to the loan receivable balance and no interest income is recognized on those loans until the principal balance is current. Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

    Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. All sales are made without recourse.

    Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is adequate to cover probable credit losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. The allowance is provided for losses that have potentially been incurred as of the balance sheet date and is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

A loan is considered impaired when, based on current information and events, it is probable that the subsidiary Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
 NOTE 1 - Summary of Significant Accounting Policies (cont.)
--------------------------------------------------------------------------------

    Premises and Equipment

Depreciable assets are stated at cost less accumulated depreciation. Provisions for depreciation are computed on straight-line and accelerated methods over the estimated useful lives of the assets, which range from 15 to 40 years for buildings and 3 to 10 years for equipment.

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

Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to the reserve for loan losses, deferred compensation, and net operating loss carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

                           December 31, 2001 and 2000

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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

         Carrying Amounts Approximate Fair Values for the Following Instruments
                  Cash and cash equivalents
                  Interest-bearing deposits in banks
                  Available for sale securities
                  Variable rate loans that reprice frequently where no
                     significant change in credit risk has occurred
                  Loans held for sale
                  Accrued interest receivable
                  Cash surrender value of life insurance
                  Demand deposits
                  Variable rate money market accounts
                  Variable rate certificates of deposit
                  Accrued interest payable

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

         Quoted fees currently being charged for similar instruments Taking into account the remaining terms of the agreements and the counterparties' credit standing:

             Off-balance-sheet instruments
                  Letters of credit
                  Lending commitments

Since the majority of the Company's off-balance-sheet instruments consist of nonfee-producing, variable rate commitments, the Company had determined these do not have a distinguishable fair value.

    Reclassification

Certain 2000 and 1999 amounts have been reclassified to conform with the 2001 presentation. The reclassifications have no effect on reported amounts of net income or equity.

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 2 - Cash and Due From Banks
--------------------------------------------------------------------------------

The Company's subsidiary Bank is required to maintain vault cash and reserve balances with Federal Reserve Banks based upon a percentage of deposits. These requirements approximated $164,000 and $143,000 at December 31, 2001 and 2000, respectively.

--------------------------------------------------------------------------------
NOTE 3 - Available for Sale Securities
--------------------------------------------------------------------------------

Amortized costs and fair values of available for sale securities as of December 31, 2001 and 2000 are summarized as follows:

                                                                                   2001
                                                ---------------------------------------------------------------------------
                                                                         Gross              Gross
                                                                      Unrealized          Unrealized
                                                 Amortized Cost          Gains              Losses           Fair Value
                                                -----------------  ------------------  -----------------  -----------------
Federal Home Loan Bank stock                    $         161,300  $                -  $               -  $         161,300
Other equity securities                                   153,703                  76             56,679             97,100
                                                -----------------  ------------------  -----------------  -----------------
        Totals                                  $         315,003  $               76  $          56,679  $         258,400
                                                ================== ==================  ================== =================
                                                                                   2000
                                                ---------------------------------------------------------------------------
                                                                         Gross              Gross
                                                                      Unrealized          Unrealized
                                                 Amortized Cost          Gains              Losses           Fair Value
                                                -----------------  ------------------  -----------------  -----------------
Federal Home Loan Bank stock                    $         159,300  $                -  $               -  $         159,300
Other equity securities                                   118,229                   -             59,052             59,177
                                                -----------------  ------------------  -----------------  -----------------
        Totals                                  $         277,529  $                -  $          59,052  $         218,477
                                                ================== ====================================== =================

Expected maturities will differ from contractual maturities in equity securities.

Following is a summary of the proceeds from sales of investment securities available for sale, as well as gross losses for the years ended December 31.

                                                        2001                2000               1999
    Proceeds from sales of available
      for sale securities                       $                -  $           8,086  $          55,548
                                                ==================  =================  =================

    Gross gains on sales                        $                -  $               -  $               -
    Gross loss on sales                         $                -  $          (9,164) $         (15,402)
                                                ------------------  -----------------  -----------------
                                                $                -  $          (9,164) $         (15,402)
                                                ==================  =================  =================

    Related income taxes (benefit)              $                -  $          (3,666) $          (6,084)
                                                ==================  =================  =================

There were no available for sale securities pledged as collateral at December 31, 2001 and 2000.

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 4 - Held to Maturity Securities
--------------------------------------------------------------------------------

There are no held to maturity securities as of December 31, 2001.

Amortized costs and fair values of held to maturity securities as of December 31, 2000 are summarized as follows:

                                                                                   2000
                                                ---------------------------------------------------------------------------
                                                                         Gross               Gross
                                                                      Unrealized          Unrealized
                                                 Amortized Cost          Gains              Losses           Fair Value
                                                -----------------  ------------------  -----------------  -----------------
Obligations of other U.S. government agencies
    and corporations                            $       1,490,141  $            3,609  $              50  $       1,493,700
                                                =================  ==================  ================== =================

There were no held to maturity securities pledged as collateral at December 31, 2001 and 2000.

--------------------------------------------------------------------------------
NOTE 5 - Loans
--------------------------------------------------------------------------------

Major classification of loans are as follows at December 31:

                                                   2001               2000
                                            ----------------  -----------------
    Commercial                              $     20,032,201  $      17,503,514
    Real estate
         Construction                              4,154,112          3,835,587
         Commercial                               19,403,802         15,992,871
         Residential                              11,159,259         14,935,218
    Installment and consumer                       1,255,240          2,006,630
                                            ----------------  -----------------
                                                  56,004,614         54,273,820
    Less: Allowance for loan losses                 (544,804)          (696,206)
                                            ----------------  -----------------
         Net Loans                          $     55,459,810  $      53,577,614
                                            ================  =================

There were no impaired loans recognized in the consolidated financial statements at December 31, 2001 and 2000. The average recorded amount of impaired loans during 2001 and 2000 was $230,538 and $122,160, respectively. There was no allowance for loan losses related to these loans at December 31, 2001 and 2000. Interest income on impaired loans of $6,468, $5,604, and $8,499 was recognized for cash payments received in 2001, 2000 and 1999, respectively.

Certain directors and executive officers of the Company, and their related interests, had loans outstanding in the aggregate amounts of $1,283,779 and $1,387,952 at December 31, 2001 and 2000, respectively. During 2001, $1,093,552 of new loans were made and repayments totaled $1,197,725. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and did not involve more than normal risks of collectibility or present other unfavorable features.

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 6 -  Allowance for Loan Losses
--------------------------------------------------------------------------------

The allowance for loan losses reflected in the accompanying consolidated financial statements represents the allowance available to absorb loan losses. An analysis of changes in the allowance is presented in the following tabulation as of December 31:

                                                       2001                2000               1999
                                                ------------------  ------------------ ------------------
    BALANCE - Beginning of Year                 $          696,206  $          653,270 $          562,747
       Charge-offs                                        (328,479)            (24,154)          (191,977)
       Recoveries                                           44,077              24,590                  -
       Provision charged to operations                     133,000              42,500            282,500
                                                ------------------  ------------------ ------------------
    BALANCE - End of Year                       $          544,804  $          696,206 $          653,270
                                                ==================  ================== ==================

--------------------------------------------------------------------------------
NOTE 7 - Premises and Equipment
--------------------------------------------------------------------------------

Premises and equipment are stated at cost less accumulated depreciation at December 31 and are summarized as follows:

                                                    2001             2000
                                               ---------------  ---------------
    Land                                       $       232,200  $       232,200
    Building and leasehold improvements              2,176,944        2,159,316
    Furniture and equipment                          1,172,302        1,121,188
                                               ---------------- ---------------
                                                     3,581,446        3,512,704
    Less: Accumulated depreciation                  (1,090,505)        (911,451)
                                               ---------------- ---------------
        Net Premises and Equipment             $     2,490,941  $     2,601,253
                                               ================ ===============

Depreciation expense amounted to $192,013, $190,433, and $152,026 in 2001, 2000 and 1999, respectively.

--------------------------------------------------------------------------------
NOTE 8 - Deposits
--------------------------------------------------------------------------------

The aggregate amount of time deposits, each with a minimum denomination of $100,000, was $7,953,083 and $7,619,472 at December 31, 2001 and 2000,
respectively.

At December 31, 2001, the scheduled maturities of time deposits are as follows:

    2002                                          $      18,295,683
    2003                                                  5,985,705
    2004                                                    431,852
    2005                                                    352,351
    2006                                                    135,293
                                                  -----------------
                                                  $      25,200,884
                                                  =================

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 9 - Stockholders' Equity
--------------------------------------------------------------------------------

The RidgeStone Financial Services, Inc. 1996 Stock Option Plan as amended (the "Plan") provides for the granting of options to purchase up to 525,000 shares of common stock to key officers and employees of the Company. Options granted to date under the Plan have been granted at the fair market value of the common stock on the date of the grant. Options granted under the Plan may be exercised 33.33% per year beginning one year after the date of the grant and must be exercised within a ten year period.

Activity is summarized in the following table:

                                                  2001                        2000                        1999
                                       --------------------------- --------------------------- ----------------------------
                                                        Weighted                    Weighted                     Weighted
                                                         Average                     Average                     Average
                                           Shares         Price        Shares         Price        Shares         Price
                                       --------------- ----------- --------------- ----------- --------------- ------------
OUTSTANDING - Beginning of Year                286,475 $     11.77         213,037 $     13.78         150,412 $      14.96
    Options
      Granted                                   84,500        5.00          74,025        6.00          63,300        11.00
      Cancelled or forfeited                      (883)       9.20            (587)      13.99            (675)       14.37
                                       ---------------             ---------------             ---------------
         Net Change                             83,617                      73,438                      62,625

OUTSTANDING - End of Year                      370,092       10.23         286,475       11.77         213,037        13.78
                                       ===============             ===============             ===============

Exercisable at year end                        215,600                     153,842                      99,823
Weighted average fair value of:
    Options granted                    $          2.44             $          2.73             $          5.48
Available for future grant at
 year end                                      154,471                     238,088                     311,526

The following table summarizes information about Plan awards outstanding at December 31, 2001:

                                                  Options Outstanding                           Options Exercisable
                                -------------------------------------------------------  ----------------------------------
                                                        Weighted           Weighted                            Weighted
                                                        Average             Average                            Average
                                     Number            Remaining          Exercisable         Number           Exercise
        Exercise Price            Outstanding       Contractual Life         Price         Exercisable          Price
------------------------------  ------------------  ----------------    ---------------  ----------------  ----------------
                       $ 11.75            49,638        4.5 years       $         11.75            49,638  $          11.75
                         14.63            49,904        5.3 years                 14.63            49,904             14.63
                         18.50            49,525        6.3 years                 18.50            49,525             18.50
                         11.00            63,075        7.5 years                 11.00            42,050             11.00
                          6.00            73,450        8.3 years                  6.00            24,483              6.00
                          5.00            84,500        9.3 years                  5.00                 -                 -
                                ----------------                                         ----------------
                                         370,092                                                  215,600
                                ================                                         ================

The Company applies APB Opinion 25 and related interpretations in accounting for its Plan. Accordingly, no compensation cost has been recognized for its stock options awards.

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 9 - Stockholders' Equity (cont.)
--------------------------------------------------------------------------------

FASB Statement 123 encourages a "fair value" based method of accounting for stock-based compensation plans. Had compensation cost for the Company's plan been determined based upon the fair value at the grant dates as prescribed by FASB Statement 123, the Company's net loss and loss per share would be the pro forma amounts indicated below:

                                                     2001            2000           1999
                                                 -------------  --------------  --------------
 Net income - as reported                        $     247,711  $      160,661  $      479,178
      Pro forma                                  $      77,293  $       (9,126) $      337,753
 Basic earnings per share - as reported          $        0.28  $         0.18  $         0.55
      Pro forma                                  $        0.09  $        (0.01) $         0.38
 Diluted earnings per share - as reported        $        0.28  $         0.18  $         0.55
      Pro forma                                  $        0.09  $        (0.01) $         0.38

A reconciliation of the numerators and the denominators of earnings per share and earnings per share assuming dilution are:

                                                                                                           Per Share
                                                                       Income             Shares             Amount
                                                                 ------------------  -----------------  -----------------
  2001
       Earnings per share                                        $          247,711            876,492  $            0.28
                                                                                                        =================
       Effect of options                                                                         3,121
                                                                                     -----------------
       Earnings per share - assuming dilution                    $          247,711            879,613  $            0.28
                                                                 ==================  =================  =================
  2000
       Earnings per share                                        $          160,661            876,492  $            0.18
                                                                                                        =================
       Effect of options                                                                             -
                                                                                     -----------------
       Earnings per share - assuming dilution                    $          160,661            876,492  $            0.18
                                                                 ==================  =================  =================
  1999
       Earnings per share                                        $          479,178            876,492  $            0.55
                                                                                                        =================
       Effect of options                                                                             -
                                                                                     -----------------
       Earnings per share - assuming dilution                    $          479,178            876,492  $            0.55
                                                                 ==================  =================  =================

--------------------------------------------------------------------------------
NOTE 10 - Income Taxes
--------------------------------------------------------------------------------

The provision for income taxes included in the accompanying consolidated financial statements consists of the following components at December 31:

                                                         2001                2000               1999
                                                  ------------------  -----------------  -----------------
  Deferred Income Taxes (Benefit)
       Federal                                                78,607             41,770          (324,045)
       State                                                  12,369              6,573           (50,990)
                                                  ------------------  ------------------ -----------------
       Total Provision for Income Taxes           $           90,976  $          48,343  $       (375,035)
                                                  ==================  ================== =================

At December 31, 2001, the Company had a net operating loss carryforward for income tax purposes of approximately $408,000 which, if not utilized to reduce taxable income in future periods, will expire as follows:

    2011                                     $         256,000
    2013                                               104,000
    2014                                                48,000
                                             -----------------
                                             $         408,000
                                             =================

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 10 - Income Taxes (cont.)
--------------------------------------------------------------------------------

The net deferred tax assets in the accompanying consolidated balance sheets include the following amounts of deferred tax assets and liabilities at December 31:

                                                       2001            2000
    Deferred Tax Assets
         Allowance for loan losses               $     136,194  $     233,521
         Deferred compensation                         188,808        128,155
         Salary continuation                            16,095         10,776
         Net operating loss carryforward               169,920        233,071
         Other                                           6,926          1,847
    Deferred Tax Liabilities
         Depreciation                                   (7,488)        (5,939)
                                                 -------------  -------------
                                                 $     510,455  $     601,431
                                                 =============  =============

Management believes it is more likely than not, that the gross deferred tax assets will be fully realized. Therefore, no valuation allowance has been recorded as of December 31, 2001 and 2000.

A reconciliation of statutory federal income taxes based upon income before taxes to the provision for federal and state income taxes for the period, as summarized previously, is as follows:

                                             2001                         2000                        1999
                                 ---------------------------  ---------------------------  ---------------------------
                                                 % of Pretax                  % of Pretax                 % of Pretax
                                     Amount        Income         Amount        Income        Amount         Income
                                 ---------------------------  ---------------------------  ---------------------------
Reconciliation of statutory to
  effective rates
  Federal income taxes at
    statutory rate               $      115,154      34.00%   $       71,061      34.00%   $      35,409       34.00%
  Adjustments for
    Increase in cash surrender
         value of life insurance        (37,948)    (11.20)          (36,790)    (17.60)         (35,643)     (34.23)
    Reduction of deferred tax
         valuation allowance                  -          -                 -          -         (385,211)    (369.89)
    Other - net                          13,770       4.07            14,072       6.73           10,410       10.00
                                 -------------- ----------    -------------- ----------    -------------- ----------
Effective Income Taxes -
  Operations                     $       90,976      26.87%   $       48,343      23.13%   $    (375,035)    (360.12)%
                                 ============== ==========    ============== ==========    ============== ==========

--------------------------------------------------------------------------------
NOTE 11 - Profit-Sharing Plan
--------------------------------------------------------------------------------

The Company has a trusteed 401 (k) plan. The Company contributed $24,156, $8,077, and $32,938 in 2001, 2000 and 1999, respectively.

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 12 - Salary Continuation Agreement
--------------------------------------------------------------------------------

The Company has entered into salary continuation agreements with various executive officers. The agreements provide for the payment of specified amounts upon the employee's retirement or death which is being accrued over the anticipated remaining period of employment. The salary continuation liability balance was $479,817 and $325,681 at December 31, 2001 and 2000, respectively. Expenses recognized for future benefits under these agreements totaled $167,653, $155,555, and $141,877 in 2001, 2000 and 1999, respectively.

Although not part of the agreement, the Company purchased paid-up life insurance on the officers which could provide funding for the payment of benefits. Included in other assets is $2,135,105 and $2,037,186 of related cash surrender value as of December 31, 2001 and 2000, respectively.

--------------------------------------------------------------------------------
NOTE 13 - Facilities Lease
--------------------------------------------------------------------------------

On May 31, 2000, the Company exercised the option to purchase the building it had been leasing and therefore, there was no lease expense in 2001. Lease expense for the years ended December 31, 2000 and 1999 was $94,956 and $113,167, respectively.

--------------------------------------------------------------------------------
NOTE 14 - Commitments and Contingencies
--------------------------------------------------------------------------------

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company's consolidated financial statements.

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commitments under credit card arrangements and standby letters of credit. They involve, to varying degrees, elements of credit risk in excess of amounts recognized on the consolidated balance sheets.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and issuing letters of credit as they do for on-balance-sheet instruments.

A summary of the contract or notional amount of the Company's exposure to off-balance-sheet risk as of December 31, 2001 and 2000 is as follows:

                                                   2001              2000
                                              ---------------  ----------------
Financial instruments whose contract
    amounts represent credit risk:
         Commitments to extend credit         $    17,098,705  $     13,231,961
         Credit card commitments              $     1,074,593  $      1,053,558
         Standby letters of credit            $        35,600  $        107,750

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 14 - Commitments and Contingencies (cont.)
--------------------------------------------------------------------------------

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

As of December 31, 2001, the Company and the subsidiary Bank do not engage in the use of interest rate swaps, futures or option contracts.

--------------------------------------------------------------------------------
NOTE 15 - Concentration of Credit Risk
--------------------------------------------------------------------------------

Practically all of the subsidiary Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the subsidiary Bank's market area. Although the subsidiary Bank has a diversified loan portfolio, the ability of their debtors to honor their contracts is dependent on the economic conditions of the counties surrounding the subsidiary Bank. The concentration of credit by type of loan is set forth in Note 5.

--------------------------------------------------------------------------------
NOTE 16 - Retained Earnings
--------------------------------------------------------------------------------

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

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 17 - Regulatory Capital Requirements
--------------------------------------------------------------------------------

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

Quantitative measures established by regulation to ensure capital adequacy requires the Company and the subsidiary Bank to maintain minimum amounts and ratios (set forth in the table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes that as of December 31, 2001 and 2000 the Company and the subsidiary Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2001, the most recent notification from the regulatory agencies categorized the subsidiary Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since these notifications that management believes have changed the institution's category.

Listed below is a comparison of the Company's and the subsidiary Bank's actual capital amounts with the minimum requirements for well capitalized and adequately capitalized banks, as defined by the federal regulatory agencies' Prompt Corrective Action Rules, as of December 31, 2001 and 2000.

                                                                                                  To Be Well Capitalized
                                                                      For Capital Adequacy       Under Prompt Corrective
                                                 Actual                     Purposes                Action Provisions
                                       --------------------------  --------------------------  --------------------------
                                           Amount         Ratio        Amount         Ratio        Amount         Ratio
                                       ---------------  ---------  ---------------  ---------  ---------------  ---------
As of December 31, 2001
   Total capital (to risk weighted
      assets)
      RidgeStone Financial Services,
        Inc                            $     7,469,625      12.6%  $     4,753,785       8.0%        N/A           N/A
      RidgeStone Bank                  $     7,035,487      11.9%  $     4,741,435       8.0%  $     5,926,723      10.0%
   Tier 1 capital (to risk weighted
      assets)
      RidgeStone Financial Services,
        Inc                            $     6,924,821      11.7%  $     2,376,893       4.0%        N/A           N/A
      RidgeStone Bank                  $     6,490,683      11.0%  $     2,370,717       4.0%  $     3,556,076       6.0%
   Tier 1 capital (to average assets)
      RidgeStone Financial Services,
        Inc                            $     6,924,821       9.2%  $     3,015,600       4.0%        N/A           N/A
      RidgeStone Bank                  $     6,490,683       8.6%  $     3,009,600       4.0%  $     3,762,000       5.0%
As of December 31, 2000
   Total capital (to risk weighted
      assets)
      RidgeStone Financial Services,
        Inc                            $     7,206,713      12.2%  $     4,753,785       8.0%        N/A           N/A
      RidgeStone Bank                  $     6,823,319      11.6%  $     4,741,435       8.0%  $     5,926,723      10.0%
   Tier 1 capital (to risk weighted
      assets)
      RidgeStone Financial Services,
        Inc                            $     6,510,507      11.1%  $     2,376,893       4.0%        N/A           N/A
      RidgeStone Bank                  $     6,127,113      10.4%  $     2,370,717       4.0%  $     3,556,076       6.0%
   Tier 1 capital (to average assets)
      RidgeStone Financial Services,
        Inc                            $     6,510,507       8.7%  $     2,980,999       4.0%        N/A           N/A
      RidgeStone Bank                  $     6,127,113       8.3%  $     2,963,849       4.0%  $     3,704,811       5.0%

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 18 - Fair Value of Financial Instruments
--------------------------------------------------------------------------------

The estimated fair values of financial instruments at December 31, 2001 and 2000 are as follows:

                                                                2001                                 2000
                                               -------------------------------------  ------------------------------------
                                                   Carrying          Estimated Fair      Carrying         Estimated Fair
                                                    Amount               Value            Amount               Value
                                               ------------------ ------------------  ------------------ -----------------
FINANCIAL ASSETS
    Cash and cash equivalents                  $        9,601,962 $        9,601,962  $       10,964,908 $      10,964,908
                                               ================== ==================  ================== =================
    Interest bearing deposits in banks         $           84,509 $           84,509  $          116,034 $         116,034
                                               ================== ==================  ================== =================
    Securities                                 $          258,400 $          258,400  $        1,708,618 $       1,712,177
                                               ================== ==================  ================== =================
    Loans, net                                 $       55,459,810 $       56,022,467  $       53,577,614 $      52,800,132
                                               ================== ==================  ================== =================
    Mortgage loans held for sale               $        1,029,200 $        1,029,200  $          555,000 $         555,000
                                               ================== ==================  ================== =================
    Cash surrender value of life insurance
      policies                                 $        2,135,105 $        2,135,105  $        2,037,186 $       2,037,186
                                               ================== ==================  ================== =================
    Accrued interest receivable                $          336,070 $          336,070  $          421,288 $         421,288
                                               ================== ==================  ================== =================
FINANCIAL LIABILITIES
    Deposits                                   $       63,745,020 $       63,917,373  $       65,322,601 $      65,353,717
                                               ================== ==================  ================== =================
    Accrued interest payable                   $          459,359 $          459,359  $          709,596 $         709,596
                                               ================== ==================  ================== =================

The estimated fair value of fee income on letters of credit at December 31, 2001 and 2000 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at December 31, 2001 and 2000.

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

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 19 - RidgeStone Financial Services, Inc (Parent Company Only)
          Financial Information
--------------------------------------------------------------------------------

                            CONDENSED BALANCE SHEETS
                                                                                     December 31,
                                                                        -------------------------------------
                                                                               2001               2000
                                                                        ------------------ ------------------
ASSETS
   Cash and due from banks                                              $          123,674 $           27,381
   Interest bearing deposits in banks                                               84,509            116,034
   Available for sale securities - stated at fair value                             97,100             59,177
   Investment in subsidiary                                                      6,730,683          6,477,114
   Accrued interest receivable and other assets                                     15,649            121,749
                                                                        ------------------ ------------------
          TOTAL ASSETS                                                  $        7,051,615 $        6,801,455
                                                                        ================== ==================
STOCKHOLDERS' EQUITY
   Preferred stock, no par value, 2,000,000
       shares authorized, no shares issued                              $                - $                -
   Common stock, no par value,
       10,000,000 shares authorized,
       876,492 shares issued and outstanding                                     8,417,117          8,417,117
   Retained deficit                                                             (1,308,899)        (1,556,610)
                                                                        ------------------ ------------------
                                                                                 7,108,218          6,860,507
   Accumulated other comprehensive loss                                            (56,603)           (59,052)
                                                                        ------------------ ------------------
       Total Stockholders' Equity                                                7,051,615          6,801,455
                                                                        ------------------ ------------------

          TOTAL STOCKHOLDERS' EQUITY                                    $        7,051,615 $        6,801,455
                                                                        ================== ==================
                    CONDENSED STATEMENTS OF INCOME
                                                                                    Years Ended December 31,
                                                                      ----------------------------------------------------
                                                                             2001             2000              1999
                                                                      ----------------------------------------------------
INCOME
   Interest on deposits in banks                                      $           3,476 $          7,465 $           6,025
   Securities losses                                                                  -           (9,164)          (15,402)
   Other income                                                                   9,964            4,500             4,765
                                                                      ----------------- ---------------- -----------------
       Total Income                                                              13,440            2,801            (4,612)
                                                                      ----------------- ---------------- -----------------

EXPENSES
   Professional fees                                                             23,034           24,517            30,033
   Other expenses                                                                   164            5,483            65,940
                                                                      ----------------- ---------------- -----------------
       Total Expenses                                                            23,198           30,000            95,973
                                                                      ----------------- ---------------- -----------------

Income before income taxes and equity in
   undistributed earnings of subsidiary                                          (9,758)         (27,199)         (100,585)
   Less:  Applicable income taxes (benefit)                                      (3,900)          (9,249)               25
                                                                      ----------------- ---------------- -----------------

Income before equity in undistributed earnings of
   subsidiary                                                                    (5,858)         (17,950)         (100,610)
Equity in undistributed earnings of subsidiary                                  253,569          178,611           579,788
                                                                      ----------------- ---------------- -----------------

       NET INCOME                                                     $         247,711 $        160,661 $         479,178
                                                                      ================= ================ =================

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 19 - RidgeStone Financial Services, Inc (Parent Company Only) Financial Information (cont.)
--------------------------------------------------------------------------------

                        CONDENSED STATEMENTS OF CASH FLOW
                                                                                     Years Ended December 31,
                                                                       ----------------------------------------------------
                                                                              2001              2000              1999
                                                                       ---------------- ----------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                         $        247,711 $         160,661 $         479,178
    Adjustments to reconcile net income to net cash
      flows from operating activities
        Loss on sale of investment securities                                         -             9,164            15,402
        Loss on disposal of other real estate owned                                   -                 -            54,497
        Equity in undistributed income of subsidiary                           (253,569)         (178,611)         (579,788)
        Net change in
           Accrued interest receivable and other assets                         106,100          (109,249)            1,620
           Accrued interest payable and other liabilities                             -                 -            (9,118)
                                                                       ---------------- ----------------- -----------------
        Net Cash Flows from Operating Activities                                100,242          (118,035)          (38,209)
                                                                       ---------------- ----------------- -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net change in interest bearing deposits in banks                             31,525           142,131          (255,516)
    Activity in available for sale securities
        Sales                                                                         -             8,086            55,548
        Purchases                                                               (35,474)          (13,541)          (54,688)
    Proceeds from sales of other real estate owned                                    -                 -            32,015
    Net disbursement on other real estate owned                                       -                 -            (5,290)
                                                                       ---------------- ----------------- -----------------
        Net Cash Flows from Investing Activities                                 (3,949)          136,676          (227,931)
                                                                       ---------------- ----------------- -----------------

           Net Change in Cash and Cash Equivalents                               96,293            18,641          (266,140)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                    27,381             8,740           274,880
                                                                       ----------------------------------------------------

    CASH AND CASH EQUIVALENTS - END OF YEAR                            $        123,674 $          27,381 $           8,740
                                                                       ====================================================

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


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The information required by this Item is hereby incorporated by reference to the information under the captions entitled "Election of Directors," "Executive Officers" and "Miscellaneous - Section 16(a) Beneficial Ownership Reporting Compliance" set forth in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders (the "Proxy Statement").

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

         (b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2001.

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2002.

                                    RIDGESTONE FINANCIAL SERVICES, INC.


                                    By:   /s/ Paul E. Menzel
                                          --------------------------------------
                                          Paul E. Menzel
                                          President and Chief Executive Officer

       In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 20, 2002:


         Signatures                                Title

/s/ Paul E. Menzel                  President, Chief Executive Officer and
------------------------------      Director (Principal Executive Officer)
Paul E. Menzel

/s/ William R. Hayes                Vice President, Treasurer and Director
-------------------------------     (Principal Financial and Accounting Officer)
William R. Hayes

/s/ Christine V. Lake               Vice President, Secretary and Director
-------------------------------
Christine V. Lake

/s/ Bernard E. Adee                 Director
-------------------------------
Bernard E. Adee

/s/ Gregory J. Hoesly               Director
-------------------------------
Gregory J. Hoesly

/s/ John E. Horning                 Director
-------------------------------
John E. Horning

                                    Director
-------------------------------
William F. Krause, Jr.

/s/ Charles G. Niebler              Director
-------------------------------
Charles G. Niebler

/s/ James E. Renner                 Director
-------------------------------
James E. Renner

/s/ Richard A. Streff               Director
-------------------------------
Richard A. Streff

/s/ William J. Tetzlaff             Director
-------------------------------
William J. Tetzlaff

                                INDEX TO EXHIBITS

      Exhibit No.                  Exhibit Description

          3.1 Articles of Incorporation of Ridgestone Financial Services, Inc., as amended. [Incorporated by reference to Exhibit 4.4 to Ridgestone Financial Services, Inc.'s Registration Statement on Form S-8 (Registration No. 333-52323)]

          3.2 Amendment to By-Laws of RidgeStone Financial Services, Inc., as amended.

          3.3       By-Laws of Ridgestone Financial Services, Inc., as amended.

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

          21        Subsidiaries of Ridgestone Financial Services, Inc.

          23        Independent Auditor's Consent

          99 Definitive Proxy Statement for the Company's 2002 annual meeting of shareholders scheduled to he held on April 23, 2002 (previously filed with the Commission under Regulation 14A on March 21, 2002 and incorporated by reference herein to extent indicated in this Form 10-KSB).


         *This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB pursuant to Item 13(a) of Form 10-KSB.