Form 10QSB
period 2002-03-31
RIDGESTONE FINANCIAL SERVICES INC
filed 2002-05-15
CIK 1001791

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB





[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

     Class                                   Outstanding as of March 31, 2002
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

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                                      INDEX

                                                                           Page
                                                                          Number
PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements............................................ 1

            Consolidated Statements of Financial Condition at
            March 31, 2002 and December 31, 2001............................ 1

            Consolidated Statements of Income
            For the Three Months Ended March 31, 2002 and 2001 ............. 2

            Consolidated Statements of Cash Flows
            For the Three Months Ended March 31, 2002 and 2001.............. 3

            Consolidated Statements of Stockholders' Equity
            For the Three Months Ended March 31, 2002 and 2001.............. 4

            Notes to Consolidated Financial Statements...................... 5


   Item 2.  Management's Discussion and Analysis............................ 6



PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K................................11



SIGNATURES..................................................................12

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      March 31, 2002 and December 31, 2001


                                                    March 31,      December 31,
                                                      2002             2001
                                                   (Unaudited)
                                                   -----------     -----------
ASSETS
Cash and due from banks                            $ 2,937,545     $ 2,630,962
Federal funds sold                                  10,121,000       6,971,000
                                                   -----------     -----------
   Cash and cash equivalents                        13,058,545       9,601,962

Interest bearing deposits in banks                      85,227          84,509
Available for sale securities -
 stated at fair value                                  269,800         258,400
Loans, less allowance for loan
 losses of $581,803 and $544,804
 in 2002 and 2001, respectively                     59,074,568      55,459,810
Mortgage loans held for sale                           464,500       1,029,200
Premises and equipment, net                          2,546,253       2,490,941
Cash surrender value of life
 insurance                                           2,174,324       2,135,105
Accrued interest receivable and
 other assets                                        1,096,317         908,180
                                                   -----------     -----------
   Total Assets                                    $78,769,534     $71,968,107
                                                   ===========     ===========

LIABILITIES AND STOCKHOLDERS'
 EQUITY LIABILITIES
Deposits:
   Demand                                          $12,051,761     $10,802,307
   Savings and NOW                                  30,076,359      27,741,829
   Other Time                                       24,994,334      25,200,884
                                                   -----------     -----------
      Total Deposits                                67,122,454      63,745,020

Other Borrowings                                     3,000,000               0
Accrued interest payable and other
 liabilities                                         1,506,768       1,171,472
                                                   -----------     -----------
   Total Liabilities                                71,629,222      64,916,492
                                                   -----------     -----------

STOCKHOLDERS' EQUITY
Preferred stock, no par value,
 2,000,000 shares authorized,
 no shares issued                                            0               0
Common stock, no par value,
 10,000,000 shares authorized;
 876,492 shares issued and
 outstanding                                         8,417,117       8,417,117
Retained deficit                                    (1,231,602)     (1,308,899)
Accumulated other comprehensive
 loss                                                  (45,203)        (56,603)
                                                   -----------     -----------
   Total Stockholders' Equity                        7,140,312       7,051,615
                                                   -----------     -----------

   Total Liabilities and
    Stockholders' Equity                           $78,769,534     $71,968,107
                                                   ===========     ===========

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                   Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                       Three Months Ended
                                                    March 31,       March 31,
                                                      2002            2001
                                                   -----------     -----------
Interest Income
  Interest and fees on loans                       $ 1,032,162     $ 1,179,198
  Interest on investment securities                          0          27,045
  Interest on federal funds sold                        30,485         118,882
  Interest on deposits in banks                            717           1,059
                                                   -----------     -----------
       Total Interest Income                         1,063,364       1,326,184
                                                   -----------     -----------

Interest Expense
  Interest on deposits                                 391,881         785,958
  Interest on other borrowings                          19,855               0
                                                   -----------     -----------
       Total Interest Expense                          411,736         785,958
                                                   -----------     -----------
Net interest income before
 provision for loan losses                             651,628         540,226
          Provision for loan losses                     35,000               0
                                                   -----------     -----------
Net interest income after provision
 for loan losses                                       616,628         540,226
                                                   -----------     -----------

Noninterest Income
  Service charges on deposit accts                      31,757          24,387
  Secondary market loan fees                            29,435          33,984
  Other income                                          65,982          62,251
                                                   -----------     -----------
       Total noninterest income                        127,174         120,622
                                                   -----------     -----------

Noninterest Expense
  Salaries and employee benefits                       401,993         356,839
  Occupancy and equipment expense                       72,487          78,294
  Other expenses                                       160,725         156,416
                                                   -----------     -----------
       Total noninterest expense                       635,205         591,549
                                                   -----------     -----------

Income before income taxes                             108,597          69,299

Applicable income taxes                                 31,300          16,946
                                                   -----------     -----------
Net income                                         $    77,297     $    52,353
                                                   ===========     ===========

Earnings per share
  Basic                                            $       .09     $       .06
  Diluted                                          $       .09     $       .06

Weighted average shares outstanding                    876,492         876,492

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                        Three Months Ended
                                                    March 31,       March 31,
                                                      2002            2001
                                                   -----------     -----------
Cash Flows From Operating Activities:
  Net Income                                       $    77,297     $    52,353
    Adjustments to reconcile net
     income to net cash flows from
     operating activities:
      Depreciation                                      39,000          43,000
      Amortization and accretion of
       bond premiums and discounts
       - net                                                 0          (4,526)
      Provision for loan losses                         35,000               0
      Gain on sale of other real
       estate owned                                          0          (5,000)
    Net change in:
      Mortgage loans held for sale                     564,700         (15,100)
      Accrued interest receivable
       and other assets                               (535,742)        (54,964)
      Accrued interest payable and
       other liabilities                               183,372         387,935
                                                   -----------     -----------
            Net Cash Flows From
             Operating Activities                      363,627         403,698
                                                   -----------     -----------

Cash Flows From Investing Activities:
    Net change in interest-bearing
     deposits in banks                                    (718)         33,941
    Activity in available for sale
     securities:
      Purchases                                              0         (35,475)
    Activity in held to maturity
     securities:
      Maturities, prepayments and calls                      0         500,000
    Net (increase) decrease in loans                (3,194,897)        454,358
    Proceeds from other borrowings                   3,000,000               0
    Additions to premises and equipment                (94,312)        (16,186)
    Proceeds from sale of other real
     estate owned                                            0           5,000
                                                   -----------     -----------
            Net Cash Flows From
             Investing Activities                     (289,927)        941,638
                                                   -----------     -----------

Cash Flows From Financing Activities:
  Net increase (decrease) in deposits                3,382,883        (382,334)
                                                   -----------     -----------

            Net change in cash and
             cash equivalents                        3,456,583         963,002

Cash and cash equivalents - beginning              $ 9,601,962     $10,964,908
                                                   -----------     -----------
Cash and cash equivalents - ending                 $13,058,545     $11,927,910
                                                   ===========     ===========

Supplemental cash flow disclosures
    Cash paid for interest                         $   294,648     $   814,420

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                      Accumulated
                                                         Other
                           Common       Retained     Comprehensive
                           Stock         Deficit         Loss           Total
                         ----------   ------------   -------------   -----------
Balances, December 31,
 2000                    $8,417,117   $(1,556,610)    $  (59,052)    $6,801,455

Comprehensive income:

  Net income                               52,353                        52,353
  Unrealized loss on
   available for sale
   securities                                            (35,932)       (35,932)
  Income tax effect                                       14,193         14,193
  Total comprehensive
   income                                                                30,614

Balances, March 31,
 2001                    $8,417,117   $(1,504,257)    $  (80,791)    $6,832,069
                         ==========   ===========     ==========     ==========

Balances, December 31,
 2001                    $8,417,117   $(1,308,899)    $  (56,603)    $7,051,615



Comprehensive income:

  Net income                               77,297                        77,297
  Unrealized gain on
   available for sale
   securities                                             18,843         18,843
  Income tax effect                                       (7,443)        (7,443)
  Total comprehensive
   income                                                                88,697

Balances, March 31,
 2002                    $8,417,117   $(1,231,602)    $  (45,203)    $7,140,312
                         ==========   ===========     ==========     ==========

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              March, 2002 and 2001
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Ridgestone Financial Services, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of the financial position as of March 31, 2002 and December 31, 2001 and the results of operations and cash flows for the three months ended March 31, 2002 and 2001 have been made. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Ridgestone Bank (the "Bank"). The results of operations for the three months ended March 31, 2001 also includes the accounts of the Bank's wholly owned subsidiary Ridgestone Real Estate Divestitures, Inc. which ceased operations in December 2001. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The consolidated income of the Company is principally from the income of the Bank. The Bank grants commercial, residential and consumer loans and accepts deposits from customers primarily in southeastern Wisconsin. The Bank is subject to competition from other financial institutions and nonfinancial institutions providing financial products. Additionally, the Company and the Bank are subject to the regulations of certain regulatory agencies and undergo periodic examination by those regulatory agencies.

Item 2.  Management's Discussion and Analysis

General

Ridgestone Financial Services, Inc. (the "Company") was formed in May 1994 under the laws of the State of Wisconsin for the purpose of becoming the bank holding company of Ridgestone Bank (the "Bank").

The Bank was capitalized on December 6, 1995, and commenced operation on December 7, 1995. The Bank was organized as a Wisconsin chartered commercial bank with depository accounts insured to the maximum extent allowable by the Federal Deposit Insurance Corporation. The Bank provides full service commercial and consumer banking services in Brookfield, Wisconsin, and adjacent communities.

Critical Accounting Policies. In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company has identified the determination of the allowance for loan loss reserves and deferred tax assets as critical accounting policies that require material estimates and that are particularly susceptible to significant change in the near term.

     Allowance for Loan Losses. The allowance for loan losses is determined using a methodology which reserves currently for those loans in which it is determined that a loss is probable based on characteristics of the individual loan, historical loss patterns of similar, "homogeneous" loans and environmental factors unique to each measurement date. The loan loss reserve is determined in accordance with FASB Statements 5 and 114 and provides for losses that have potentially been incurred as of the balance sheet date. The allowance is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. The reserving methodology used by the Company has the following components:

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

     Deferred Taxes. Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to the reserve for loan losses, deferred compensation, and net operating loss carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The following is a discussion of the Company's Financial Condition and Results of Operations as of and for the three months ended March 31, 2002. The discussion provides additional analysis of the financial statements and should be read in conjunction with that information.


Financial Condition

Total Assets. Total assets of the Company as of March 31, 2002 were $78,769,534 compared to $71,968,107 as of December 31, 2001, an increase of 9%.

Cash and Cash Equivalents. Cash and due from banks and interest-bearing deposits in banks, which represent cash maintained at the Bank and funds that the Bank and the Company have deposited in other financial institutions, was $3,022,772 at March 31, 2002, compared to $2,715,471 at December 31, 2001. The Bank reported $10,121,000 of federal funds sold (which are inter-bank funds with daily liquidity) as of March 31, 2002 compared to $6,971,000 as of December 31, 2001. The $3,150,000 increase in federal funds primarily resulted from additional liquidity related to deposit growth during the first quarter of 2002 and borrowed funds from the Federal Home Loan Bank of Chicago ("FHLB"). See "- Borrowed Funds."

Investment Securities. The Company's investment portfolio currently consists of securities placed in the available for sale category which may be liquidated to provide cash for operating or financing purposes. The available for sale securities portfolio was $269,800 at March 31, 2002 compared to $258,400 at December 31, 2001.

Loans. Total loans prior to the allowance for estimated loan losses were $59,656,371 as of March 31, 2002, compared to $56,004,614 as of December 31,
2001, an increase of $3,651,757 or 7%. There were $464,500 and $1,029,200 of mortgage loans held for sale at March 31, 2002 and December 31, 2001, respectively. These loans represent loans originated with the intent to be sold in the secondary loan market.

At March 31, 2002, the mix of the loan portfolio included Commercial loans of $25,942,912 or 43% of total loans; Commercial Real Estate loans of $21,393,401 or 36% of total loans; Residential Real Estate loans of $11,342,669 or 19% of total loans; and Consumer loans of $977,389 or 2% of total loans.

At December 31, 2001, the mix of the loan portfolio included Commercial loans of $24,186,313 or 43% of total loans; Commercial Real Estate loans of $19,403,802 or 35% of total loans; Residential Real Estate loans of $11,159,259 or 20% of total loans; and Consumer loans of $1,255,240 or 2% of total loans.

Allowance for Loan Losses. Based on the loss estimates described in "General - Critical Accounting Policies - Allowance for Loan Losses," management determines its best estimate of the required loan loss reserve. Management's evaluation of these factors resulted in an allowance for loan losses of $581,803 or 0.98% of gross loans at March 31, 2002 compared to $544,804 or 0.97% of gross loans at December 31, 2001.

The resulting provisions for loan losses are the amounts required to establish the allowance for loan losses to the required level after taking into consideration charge-offs and recoveries. The provisions for loan losses for the quarters ended March 31, 2002 and 2001 were $35,000 and $0, respectively. In addition to the provision, the only activity in the allowance for loan losses was a $1,999 recovery related to a prior loan charge-off. There were no charge-offs during the three months ended March 31, 2002. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated. For additional information regarding the Company's allowance for loan losses, see "Results of Operations - Provision for Loan Losses" below.

Deposits. Deposits as of March 31, 2002 were $67,122,454 compared to $63,745,020 at December 31, 2001 an increase of $3,377,434 or 5%, with the majority of growth in demand deposits and money market savings accounts.

Borrowed Funds. In November 2000, the Bank became a member of the FHLB. As a member, the Bank has the capacity to borrow funds from the FHLB up to a predetermined amount based on the amount of certain types of loans carried by the Bank. During January of 2002, the bank borrowed $3,000,000 from the FHLB. The funds were used to fund loan growth, which remained strong in the first quarter of 2002.

Liquidity. For banks, liquidity generally represents the ability to meet withdrawals from deposits and the funding of loans. The assets that provide liquidity are cash, federal funds sold and short-term loans and securities. Liquidity needs are influenced by economic conditions, interest rates and competition. Management believes that current liquidity levels are sufficient to meet future demands. The loan-to-deposit funds ratio prior to loan loss reserve on March 31, 2002 was 89% compared to 88% at December 31, 2001. As of March 31, 2002, the Bank had $13,413,572, primarily in federal funds, available to meet future liquidity demands.

Off-Balance Sheet Liabilities. In addition to loans outstanding, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received. The Company had gross unfunded loan commitments outstanding totaling $22.4 million as of March 31, 2002.

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

Capital Resources. Capital ratios applicable to the Bank and the Company at March 31, 2002 and December 31, 2001 were as follows:

                        Total                Tier I             Tier I
                       Capital              Capital             Capital
                       to Risk              to Risk               to
                       Weighted             Weighted            Average
                        Assets               Assets             Assets
                       ----------  -----   ----------  -----   ----------  -----
Regulatory Capital
Requirements:
  Minimum at 3/31/02   $5,112,227   8.0%   $2,556,114   4.0%   $3,004,800   4.0%
  Well-capitalized
   at 3/31/02          $6,390,284  10.0%   $3,834,170   6.0%   $3,756,000   5.0%

At March 31, 2002
  Bank                 $7,038,716  11.0%   $6,456,913  10.1%   $6,456,913   8.6%
  Company              $7,462,522  11.7%   $6,880,719  10.8%   $6,880,719   9.2%

At December 31, 2001
  Bank                 $7,035,487  11.9%   $6,490,683  11.0%   $6,490,683   8.6%
  Company              $7,469,625  12.6%   $6,924,821  11.7%   $6,924,821   9.2%

Management intends to maintain capital levels in excess of minimums established by the regulatory authorities. The Company was categorized as "well capitalized" under the regulatory framework for capital adequacy as of March 31, 2002 and December 31, 2001.


Results of Operations

Net Income. For the three-month period ended March 31, 2002, the Company reported net income of $77,297, an increase of $24,944 or 48% compared to net income of $52,353 for the three months ended March 31, 2001. The increase is attributed primarily to an increase in net interest income for the quarter ended March 31, 2002 compared to 2001.

Net Interest Income. Total interest income decreased by $262,820 for the three months ended March 31, 2002 as compared with the same period in 2001. Total interest expense decreased by $374,222 for the three months ended March 31, 2002 as compared with the same period in 2001. In the first quarter of 2002, the Company's net interest margin improved to 3.94% compared to 3.41% for the same period in 2001. Net interest income before provision for loan losses for the three months ended March 31, 2002 was $651,628 compared to $540,226 for the same period in 2001, an increase of $111,402 or 21%. Net interest income increased over last year's first quarter primarily due to a combination of increased loan volume and decreased cost of funds.

Provision for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the collectibility of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is adequate to cover probable credit losses relating to specifically identified loans, as well as probable credit losses inherent in the balances of the loan portfolio. In accordance with FASB Statements 5 and 114, the allowance is provided for losses that have potentially been incurred as of the balance sheet date and is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. See "General - Critical Accounting Policies - Allowance for Loan Losses" for additional factors used in determining the loan loss reserve and provision for loan losses.

The Company made a loan loss provision of $35,000 in the first quarter of 2002 compared with no provision in the first quarter of 2001. The provision was made to bring the reserve to the amount determined necessary by management based on the analysis performed.

Non-Interest Income. Total non-interest income was $127,174 for the three months ended March 31, 2002 compared to $120,622 for the same period in 2001, an increase of $6,552 or 5%.

Non-Interest Expense. Total non-interest expenses were $635,205 for the three months ended March 31, 2002 compared to $591,549 for the same period in 2001, an increase of $43,656 or 7%. The increase in non-interest expenses for the three months ended March 31, 2002 is attributed primarily to an increase in health insurance costs and salary expense related to additional staff.

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

PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K


          a.   Exhibits

               None


          b.   Reports on Form 8-K

               The Company did not file a Current Report on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RIDGESTONE FINANCIAL SERVICES, INC.


Date:   May 13, 2002                    /s Paul E.Menzel
      ------------------------          ----------------------------------------
                                            Paul E. Menzel
                                            President


Date:   May 13, 2002                    /s/ William R. Hayes
      -------------------------         ----------------------------------------
                                            William R. Hayes
                                            Vice President and Treasurer