Form 10QSB
period 2002-06-30
RIDGESTONE FINANCIAL SERVICES INC
filed 2002-08-14
CIK 1001791

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO _________


Commission file number 0-27984


                       Ridgestone Financial Services, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Wisconsin                                      39-1797151
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                             13925 West North Avenue
                           Brookfield, Wisconsin 53005
                    ----------------------------------------
                    (Address of principal executive offices)

                                   262-789-1011
                           ---------------------------
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

     Class                                  Outstanding as of June 30, 2002
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

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements......................................... 1

               Consolidated Statements of Financial Condition at
               June 30, 2002 and December 31, 2001.......................... 1

               Consolidated Statements of Income
               For the Three and Six Months Ended June 30, 2002 and 2001 ... 2

               Consolidated Statements of Cash Flows
               For the Six Months Ended June 30, 2002 and 2001.............. 3

               Consolidated Statements of Stockholders' Equity
               For the Six Months Ended June 30, 2002 and 2001.............. 4

               Notes to Consolidated Financial Statements................... 5


     Item 2.   Management's Discussion and Analysis......................... 6



PART II - OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders......... 12

     Item 6.   Exhibits and Reports on Form 8-K............................ 12


SIGNATURES ................................................................ 13

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       June 30, 2002 and December 31, 2001

                                                      June 30,      December 31,
                                                        2002            2001
                                                    (Unaudited)
                                                    -----------     ------------
ASSETS
Cash and due from banks                             $ 3,941,938     $ 2,630,962
Federal funds sold                                    6,133,000       6,971,000
                                                    -----------     -----------
    Cash and cash equivalents                        10,074,938       9,601,962

Interest bearing deposits in banks                       85,953          84,509
Available for sale securities - stated at
 fair value                                             351,850         258,400
Loans, less allowance for loan losses of
 $536,118 and $544,804 in 2002 and 2001,
 respectively                                        64,090,320      55,459,810
Mortgage loans held for sale                            783,800       1,029,200
Premises and equipment, net                           2,538,921       2,490,941
Cash surrender value of life insurance                2,200,388       2,135,105
Accrued interest receivable and other assets          1,298,862         908,180
                                                    -----------     -----------
    Total Assets                                    $81,425,032     $71,968,107
                                                    ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
  Demand                                            $12,513,549     $10,802,307
  Savings and NOW                                    29,248,288      27,741,829
  Other Time                                         26,194,948      25,200,884
                                                    -----------     -----------
    Total Deposits                                   67,956,785      63,745,020

Other Borrowings                                      4,500,000               0
Accrued interest payable and other liabilities        1,682,879       1,171,472
                                                    -----------     -----------
    Total Liabilities                                74,139,664      64,916,492
                                                    -----------     -----------

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 2,000,000 shares
 authorized, no shares issued                                 0               0
Common stock, no par value, 10,000,000 shares
 authorized; 876,492 shares issued and
 outstanding                                          8,417,117       8,417,117
Retained deficit                                     (1,118,596)     (1,308,899)
Accumulated other comprehensive loss                    (13,153)        (56,603)
                                                    -----------     -----------
   Total Stockholders' Equity                         7,285,368       7,051,615
                                                    -----------     -----------
   Total Liabilities and Stockholders' Equity       $81,425,032     $71,968,107
                                                    ===========     ===========

                       RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF INCOME
                        Three and Six Months Ended June 30, 2002 and 2001
                                           (Unaudited)

                                           Three Months Ended            Six Months Ended
                                        June 30,       June 30,       June 30,       June 30,
                                          2002           2001           2002           2001
                                       -----------    -----------    -----------    -----------
Interest Income
  Interest and fees on loans           $ 1,085,715    $ 1,125,907    $ 2,117,877    $ 2,305,105
  Interest on investment securities              0        116,531              0        235,413
  Interest on federal funds sold            25,748         15,115         56,233         42,160
  Interest on deposits in banks                727            819          1,444          1,878
                                       -----------    -----------    -----------    -----------
       Total Interest Income             1,112,190      1,258,372      2,175,554      2,584,556
                                       -----------    -----------    -----------    -----------

Interest Expense
  Interest on deposits                     375,249        715,164        767,130      1,501,122
  Interest on other borrowings              35,190              0         55,045              0
                                       -----------    -----------    -----------    -----------
       Total Interest Expense              410,439        715,164        822,175      1,501,122
                                       -----------    -----------    -----------    -----------
Net interest income before
 provision for loan losses                 701,751        543,208      1,353,379      1,083,434

  Provision for loan losses                 25,000          8,000         60,000          8,000
                                       -----------    -----------    -----------    -----------
Net interest income after
 provision for loan losses                 676,751        535,208      1,293,379      1,075,434
                                       -----------    -----------    -----------    -----------

Noninterest Income
  Service charges on deposit accts          37,033         28,306         68,790         52,693
  Secondary market loan fees                17,596         26,861         47,031         60,845
  Gain on sale of other real estate              0         36,434              0         41,434
  Increase in cash surrender value          26,065         23,652         65,283         50,615
  Other income                              28,583         35,035         55,347         65,321
                                       -----------    -----------    -----------    -----------
       Total noninterest income            109,277        150,288        236,451        270,908
                                       -----------    -----------    -----------    -----------

Noninterest Expense
  Salaries and employee benefits           398,577        351,450        800,570        708,289
  Occupancy and equipment expense           55,845         68,898        128,332        147,190
  Other expenses                           164,696        157,624        325,421        314,040
                                       -----------    -----------    -----------    -----------
       Total noninterest expense           619,118        577,972      1,254,323      1,169,519
                                       -----------    -----------    -----------    -----------

Income before income taxes                 166,910        107,524        275,507        176,823

Applicable income taxes                     53,904         31,823         85,204         48,769
                                       -----------    -----------    -----------    -----------

Net income                             $   113,006    $    75,701    $   190,303    $   128,054
                                       ===========    ===========    ===========    ===========

Earnings per share
  Basic                                $       .13    $       .09    $       .22    $       .15
  Diluted                              $       .12    $       .09    $       .21    $       .15

Weighted average shares
 outstanding                               876,492        876,492        876,492        876,492

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                          Six Months Ended
                                                     June 30,        June 30,
                                                       2002            2001
                                                    -----------     -----------
Cash Flows From Operating Activities:
  Net Income                                        $   190,303     $   128,054
    Adjustments to reconcile net income to net
     cash flows from operating activities:
      Depreciation                                       78,000          88,000
      Amortization and accretion of bond
       premiums and discounts - net                           0          (4,795)
      Provision for loan losses                          60,000               0
      Gain on sale of other real estate owned                 0         (41,434)
      Net increase in cash surrender value              (65,283)        (50,615)
    Net change in:
      Mortgage loans held for sale                      245,400         475,000
      Accrued interest receivable and other
       assets                                          (390,681)        (47,020)
      Accrued interest payable and other
       liabilities                                      511,406         365,234
                                                    -----------     -----------
        Net Cash Flows From Operating Activities        629,145       1,014,464
                                                    -----------     -----------

Cash Flows From Investing Activities:
  Net change in interest-bearing deposits in
   banks                                                 (1,444)         33,123
  Net decrease in federal funds sold and
   securities purchased under agreements to
   resell                                                     0               0
  Activity in available for sale securities:
    Purchases                                           (50,000)        (35,474)
  Activity in held to maturity securities:
    Maturities, prepayments and calls                         0       1,000,000
  Net increase in loans                              (8,690,510)       (809,668)
  Proceeds from other borrowings                      4,500,000               0
  Additions to premises and equipment                  (125,980)        (44,250)
  Proceeds from sale of other real estate owned               0         247,793
                                                    -----------     -----------
        Net Cash Flows From Investing Activities     (4,367,934)       (391,524)
                                                    -----------     -----------

Cash Flows From Financing Activities:
  Net increase in deposits                            4,211,765       1,111,153
                                                    -----------     -----------

        Net change in cash and cash equivalents         472,976       2,517,141

Cash and cash equivalents - beginning               $ 9,601,962     $10,964,908
                                                    -----------     -----------
Cash and cash equivalents - ending                  $10,074,938     $13,482,049
                                                    ===========     ===========

Supplemental cash flow disclosures

        Cash paid for interest                      $   817,568     $ 1,406,088

                        RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              Six Months Ended June 30, 2002 and 2001
                                            (Unaudited)

                                                                      Accumulated
                                                                         Other
                                         Common        Retained      Comprehensive
                                          Stock         Deficit           Loss           Total
                                       -----------    -----------    -------------    -----------

Balances, December 31, 2000            $ 8,417,117    $(1,556,610)    $   (59,052)    $ 6,801,455

Comprehensive income:
  Net income - six months                                 128,054                         128,054
  Unrealized loss on available
   for sale securities                                                      7,349           7,349
  Total comprehensive income                                                              135,403

Balances, June 30, 2001                $ 8,417,117    $(1,428,556)    $   (51,703)    $ 6,936,858
                                       ===========    ===========     ===========     ===========

Balances, December 31, 2001            $ 8,417,117    $(1,308,899)    $   (56,603)    $ 7,051,615

Comprehensive income:
  Net income - six months                                 190,303                         190,303
  Unrealized gain on available
   for sale securities                                                     43,450          43,450
  Total comprehensive income                                                              233,753

Balances, June 30, 2002                $ 8,417,117    $(1,118,596)    $   (13,153)    $ 7,285,368
                                       ===========    ===========     ===========     ===========

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June, 2002 and 2001
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Ridgestone Financial Services, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of the financial position as of June 30, 2002 and December 31, 2001 and the results of operations and cash flows for the three and six months ended June 30, 2002 and 2001 have been made. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Ridgestone Bank (the "Bank"). The results of operations for the three and six months ended June 30, 2001 also include the accounts of the Bank's wholly owned subsidiary Ridgestone Real Estate Divestitures, Inc. which ceased operations in December 2001. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

     Specific reserve. Management has hired the Company's external auditor, Virchow, Krause & Company, LLP, to formally review all loans in excess of certain dollar amounts on an annual basis. In addition, on a monthly basis, management reviews all past due loans, and loans previously classified in order to classify or reclassify loans requiring attention, or those with potential losses. Problem loans include credits that have been identified as having underlying problems based on assessment of the borrowers' business or collateral. Included in this group are those nonaccrual loans that meet the criteria as being "impaired" under the definition in FASB Statement 114. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Ranges of loss are determined based on best- and worst-case scenarios for each loan.

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

The following is a discussion of the Company's Financial Condition and Results of Operations as of and for the three and six months ended June 30, 2002. The discussion provides additional analysis of the financial statements and should be read in conjunction with that information.


Financial Condition

Total Assets. Total assets of the Company as of June 30, 2002 were $81,425,032 compared to $71,968,107 as of December 31, 2001, an increase of 13%. The increase was primarily the result of strong loan growth.

Cash and Cash Equivalents. Cash and due from banks and interest-bearing deposits in banks, which represent cash maintained at the Bank and funds that the Bank and the Company have deposited in other financial institutions, was $4,027,891 at June 30, 2002, compared to $2,715,471 at December 31, 2001. The Bank reported $6,133,000 of federal funds sold (which are inter-bank funds with daily liquidity) as of June 30, 2002 compared to $6,971,000 as of December 31, 2001.

Investment Securities. The Company's investment portfolio currently consists of securities placed in the available for sale category which may be liquidated to provide cash for operating or financing purposes. The available-for-sale securities portfolio was $351,850 at June 30, 2002 compared to $258,400 at December 31, 2001.

Loans. Loan demand remained strong with an increase of $8,621,824 or 15% as total loans prior to the allowance for estimated loan losses grew from $56,004,614 as of December 31, 2001 to $64,626,438 as of June 30, 2002. There
were $783,800 and $1,029,200 of mortgage loans held for sale at June 30, 2002 and December 31, 2001, respectively. These loans represent loans originated with the intent to be sold in the secondary loan market.

At June 30, 2002, the mix of the loan portfolio included Commercial loans of $28,596,242 or 44% of total loans; Commercial Real Estate loans of $22,623,720 or 35% of total loans; Residential Real Estate loans of $12,510,846 or 19% of total loans; and Consumer loans of $895,630 or 2% of total loans.

At December 31, 2001, the mix of the loan portfolio included Commercial loans of $24,186,313 or 43% of total loans; Commercial Real Estate loans of $19,403,802 or 35% of total loans; Residential Real Estate loans of $11,159,259 or 20% of total loans; and Consumer loans of $1,255,240 or 2% of total loans.

Allowance for Loan Losses. Based on the loss estimates described in "General - Critical Accounting Policies - Allowance for Loan Losses," management determines its best estimate of the required loan loss reserve. Management's evaluation of these factors resulted in an allowance for loan losses of $536,118 or 0.83% of gross loans at June 30, 2002 compared to $544,804 or 0.97% of gross loans at December 31, 2001.

The resulting provisions for loan losses are the amounts required to establish the allowance for loan losses to levels deemed necessary by management after taking into consideration charge-offs and recoveries. The provisions for loan losses for the quarters ended June 30, 2002 and 2001 were $25,000 and $8,000, respectively. In addition to the provision, the activity in the allowance for loan losses included a $1,999 recovery for the six months ended June 30, 2002 related to a prior loan charge-off. There were $70,684 in charge-offs during the six months ended June 30, 2002 compared to $96,096 for the same period in 2001. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated. For additional information regarding the Company's allowance for loan losses, see "Results of Operations - Provision for Loan Losses" below.

Deposits. Deposits as of June 30, 2002 were $67,956,785 compared to $63,745,020 at December 31, 2001, an increase of $4,211,765 or 7%, with the majority of growth in demand deposits and money market savings accounts.

Borrowed Funds. In November 2000, the Bank became a member of the Federal Home Loan Bank (the "FHLB"). As a member, the Bank has the capacity to borrow funds from the FHLB up to a predetermined amount based on the amount of certain types of loans carried by the Bank. During the first six months of 2002, the Bank borrowed $4,500,000 from the FHLB with applicable interest rates ranging from 3.61% to 3.99% with varying maturities through 2004. The funds were used to fund loan growth, which remained strong in the first and second quarters of 2002.

Liquidity. For banks, liquidity generally represents the ability to meet withdrawals from deposits and the funding of loans. The assets that provide liquidity are cash, federal funds sold and securities. Further, subject to certain limits, the Company has the ability to acquire additional funds through short-term borrowings from other financial institutions. Liquidity needs are influenced by economic conditions, interest rates and competition. Management believes that current liquidity levels are sufficient to meet future demands. The loan-to-deposit funds ratio prior to loan loss reserve on June 30, 2002 was 95% compared to 88% at December 31, 2001. As of June 30, 2002, the Bank had $10,512,741, primarily in federal funds, available to meet future liquidity demands.

Off-Balance Sheet Liabilities. In addition to loans outstanding, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received. The Company had gross unfunded loan commitments outstanding totaling $20,515,040 as of June 30, 2002.

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

Capital Resources. Capital ratios applicable to the Bank and the Company at June 30, 2002 and December 31, 2001 were as follows:

                            Total                  Tier I               Tier I
                          Capital to             Capital to           Capital to
                        Risk Weighted          Risk Weighted            Average
                            Assets                 Assets               Assets
                        ------------- -----    ------------- -----    ---------- -----
Regulatory Capital
Requirements:
  Minimum at 6/30/02     $5,447,336    8.0%     $2,723,668    4.0%    $3,114,160  4.0%
  Well-capitalized
   at 6/30/02            $6,809,170   10.0%     $4,085,502    6.0%    $3,892,700  5.0%

At June 30, 2002
  Company                $7,484,521   11.0%     $6,948,521   10.2%    $6,948,521  8.9%
  Bank                   $7,108,381   10.5%     $6,572,381    9.7%    $6,572,381  8.4%

At December 31, 2001
  Company                $7,469,625   12.6%     $6,924,821   11.7%    $6,924,821  9.2%
  Bank                   $7,035,487   11.9%     $6,490,683   11.0%    $6,490,683  8.6%

Management intends to maintain capital levels in excess of minimums established by the regulatory authorities. The Company was categorized as "well capitalized" under the regulatory framework for capital adequacy as of June 30, 2002 and December 31, 2001.

Results of Operations

Net Income. For the three-month period ended June 30, 2002, the Company reported net income of $113,006, an increase of $37,305 or 49% compared to net income of $75,701 for the three months ended June 30, 2001. Net income was $190,303 for the six months ended June 30, 2002 as compared to net income of $128,054 for the same period in 2001, an increase of $62,249 or 49%. The increase for the three and six months is attributed primarily to improvement in the net interest income from greater loan volume and lower interest expense.

Net Interest Income. Total interest income decreased by $146,182 for the three months ended June 30, 2002 and decreased by $409,002 for the six months ended June 30, 2002 as compared with the same periods in 2001. Total interest expense decreased by $304,725 for the three months ended June 30, 2002 and decreased by $678,947 for the six months ended June 30, 2002 as compared with the same periods in

2001. In the second quarter of 2002, the Company's net interest margin improved to 4.10% compared to 3.31% for the same period in 2001. Net interest income before provision for loan losses for the three months ended June 30, 2002 was $701,751 compared to $543,208 for the same period in 2001, an increase of $158,543 or 29%. Net interest income before loan loss provision for the six months ended June 30, 2002 was $1,353,379 compared to $1,083,434 for the same period last year, an increase of $269,945 or 25%. The net interest income increase for the three and six months ended June 30, 2002 compared to the same periods last year is primarily due to greater loan volume and lower cost of funds stemming from Federal Reserve Bank interest rate reductions during 2001.

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

The Company made a loan loss provision of $60,000 in the first six months of 2002 compared with a provision of $8,000 during the same period in 2001. The provision was made to bring the reserve to the amount determined necessary by management based on the analysis performed. The $52,000 increase in loan loss provision in the first six months of 2002 over the same period in 2001 was primarily due to a 15% increase in the loan portfolio.

Non-Interest Income. Total non-interest income (excluding sale of other assets) was $109,277 for the three months ended June 30, 2002 compared to $113,854 for the same period in 2001, a decrease of $4,577 or 4%. Total non-interest income (excluding sale of other assets) was $236,451for the six months ended June 30, 2002 compared to $229,474 for the same period in 2001, an increase of $6,977 or 3%.

Non-Interest Expense. Total non-interest expenses were $619,118 for the three months ended June 30, 2002 compared to $577,972 for the same period in 2001, an increase of $41,146 or 7%. Total non-interest expenses were $1,254,323 for the six months ended June 30, 2002 compared to $1,169,519 for the same period in 2001, an increase of $84,804 or 7%. The increase in non-interest expenses for the three and six months ended June 30, 2002 is attributed primarily to increased personnel costs.


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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's annual meeting of shareholders held on April 23, 2002, the following individuals were elected to the Board of Directors to hold office until the 2005 annual meeting of shareholders and until their successors are duly elected and qualified:

        Directors          Shares Voted For      Authority to Vote Withheld
        ---------          ----------------      --------------------------
     Bernard E. Adee            811,086                    16,117
     John F. Goodnow            810,876                    16,327
     William R. Hayes           811,086                    16,117
     John E. Horning            811,086                    16,117

The following table sets forth the other directors of the Company whose terms of office continued after the 2002 annual meeting:

     Name of Director             Year in Which Term Expires
     ----------------             --------------------------
     Gregory J. Hoesly                       2003
     Christine V. Lake                       2003
     Richard A. Streff                       2003
     William J. Tetzlaff                     2003
     William F. Krause, Jr.                  2004
     Paul E. Menzel                          2004
     Charles G. Niebler                      2004
     James E. Renner                         2004


Item 6.  Exhibits and Reports on Form 8-K

     a.   Exhibits

          10 First Amendment to Ridgestone Bank Executive Retirement Agreement, dated April 24, 2002, by and between Ridgestone Bank and Christine V. Lake.

          99.1 Written Statement of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

          99.2 Written Statement of the Senior Vice President and Treasurer Pursuant to 18 U.S.C. Section 1350.


     b.   Reports on Form 8-K

          The Company did not file a Current Report on Form 8-K during the quarter ended June 30, 2002.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RIDGESTONE FINANCIAL SERVICES, INC.


Date:   August 13, 2002                 /s/ Paul E. Menzel
      -------------------               ----------------------------------------
                                            Paul E. Menzel
                                            President


Date:   August 13, 2002                 /s/ William R. Hayes
      -------------------               --------------------
                                            William R. Hayes
                                            Senior Vice President and Treasurer