Form 10QSB
period 2002-09-30
RIDGESTONE FINANCIAL SERVICES INC
filed 2002-11-15
CIK 1001791

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                                   262-789-1011
                           ---------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                               ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class                                      Outstanding as of September 30, 2002
-----                                      ------------------------------------
Common Stock, no par value                              877,659

Transitional Small Business Disclosure Format:  Yes      No  X
                                                    ---     ---

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                                      INDEX

                                                                           Page
                                                                          Number
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements.........................................  1

              Consolidated Statements of Financial Condition at
              September 30, 2002 and December 31, 2001.....................  1

              Consolidated Statements of Income
              For the Three and Nine Months Ended September 30,
              2002 and 2001................................................  2

              Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2002 and 2001........  3

              Consolidated Statements of Stockholders' Equity
              For the Nine Months Ended September 30, 2002 and 2001........  4

              Notes to Consolidated Financial Statements...................  5


     Item 2.  Management's Discussion and Analysis.........................  6

     Item 3.  Controls and Procedures...................................... 11


PART II - OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K............................. 12


SIGNATURES................................................................. 13

CERTIFICATIONS............................................................. 14

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    September 30, 2002 and December 31, 2001

                                                   September 30,   December 31,
                                                       2002            2001
                                                    (Unaudited)
                                                   -------------   -------------
ASSETS
Cash and due from banks                            $  3,795,667    $  2,630,962
Federal funds sold                                            0       6,971,000
                                                   ------------    ------------
  Cash and cash equivalents                           3,795,667       9,601,962

Interest bearing deposits in banks                       86,689          84,509
Available for sale securities - stated at
 fair value                                             342,300         258,400
Loans, less allowance for loan losses of
 $601,118 and $544,804 in 2002 and 2001,
 respectively                                        68,587,895      55,459,810
Mortgage loans held for sale                          2,641,900       1,029,200
Premises and equipment, net                           2,469,921       2,490,941
Cash surrender value of life insurance                2,226,452       2,135,105
Accrued interest receivable and other assets          1,307,318         908,180
                                                   ------------    ------------
    Total Assets                                   $ 81,458,142    $ 71,968,107
                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
 LIABILITIES
Deposits:
  Demand                                           $ 10,846,125    $ 10,802,307
  Savings and NOW                                    28,916,839      27,741,829
  Other Time                                         25,676,443      25,200,884
                                                   ------------    ------------
    Total Deposits                                   65,439,407      63,745,020

Borrowed Funds                                        6,792,000               0
Accrued interest payable and other liabilities        1,799,426       1,171,472
                                                   ------------    ------------

    Total Liabilities                                74,030,833      64,916,492
                                                   ------------    ------------
STOCKHOLDERS' EQUITY
Preferred stock, no par value, 2,000,000 shares
 authorized, no shares issued                                 0               0
Common stock, no par value, 10,000,000 shares
 authorized; 877,659 shares issued and
 outstanding at 9/30/02 and 876,492 shares
 issued and outstanding at 12/31/01                   8,423,619       8,417,117
Retained deficit                                       (973,607)     (1,308,899)
Accumulated other comprehensive loss                    (22,703)        (56,603)
                                                   ------------    ------------
    Total Stockholders' Equity                        7,427,309       7,051,615
                                                   ------------    ------------
    Total Liabilities and Stockholders' Equity     $ 81,458,142    $ 71,968,107
                                                   ============    ============

                         RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF INCOME
                       Three and Nine Months Ended September 30, 2002 and 2001
                                             (Unaudited)

                                           Three Months Ended                Nine Months Ended
                                      September 30,   September 30,    September 30,   September 30,
                                           2002            2001             2002            2001
                                      -------------   -------------    -------------   -------------
Interest Income
  Interest and fees on loans           $ 1,177,255     $ 1,139,932      $ 3,295,132     $ 3,445,037
  Interest on investment securities              0           8,369                0          50,529
  Interest on federal funds sold             7,229          80,546           63,462         315,959
  Interest on deposits in banks                735             626            2,179           2,504
                                       -----------     -----------      -----------     -----------
     Total Interest Income               1,185,219       1,229,473        3,360,773       3,814,029
                                       -----------     -----------      -----------     -----------

Interest Expense
  Interest on deposits                     358,193         614,085        1,125,323       2,115,207
  Interest on other borrowings              46,200               0          101,245               0
                                       -----------     -----------      -----------     -----------
     Total Interest Expense                404,393         614,085        1,226,568       2,115,207
                                       -----------     -----------      -----------     -----------
Net interest income before provision
 for loan losses                           780,826         615,388        2,134,205       1,698,822
     Provision for loan losses              65,000          15,000          125,000          23,000
                                       -----------     -----------      -----------     -----------
Net interest income after provision
 for loan losses                           715,826         600,388        2,009,205       1,675,822
                                       -----------     -----------      -----------     -----------

Noninterest Income
  Service charges on deposit accts          44,193          27,139          112,983          79,832
  Secondary market loan fees                61,872          31,976          108,903          92,821
  Gain on sale of other real estate              0           9,302                0          50,736
  Increase in cash surrender value          30,150          27,075          103,604          84,536
  Other income                              27,205          17,957           74,381          76,432
                                       -----------     -----------      -----------     -----------
     Total noninterest income              163,420         113,449          399,871         384,357
                                       -----------     -----------      -----------     -----------

Noninterest Expense
  Salaries and employee benefits           405,034         368,589        1,205,604       1,076,878
  Occupancy and equipment expense           64,362          92,097          192,694         239,287
  Other expenses                           190,490         173,157          515,911         487,197
                                       -----------     -----------      -----------     -----------
     Total noninterest expense             659,886         633,843        1,914,209       1,803,362
                                       -----------     -----------      -----------     -----------

Income before income taxes                 219,360          79,994          494,867         256,817

Applicable income taxes                     74,371          22,531          159,575          71,300
                                       -----------     -----------      -----------     -----------

Net income                             $   144,989     $    57,463      $   335,292     $   185,517
                                       ===========     ===========      ===========     ===========

Earnings per share
  Basic                                $       .17     $       .07      $       .38     $       .21
  Diluted                              $       .16     $       .07      $       .37     $       .21

Weighted average shares outstanding        876,923         876,492          876,633         876,492

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                         Nine Months Ended
                                                   September 30,   September 30,
                                                       2002            2001
                                                   -------------   -------------
Cash Flows From Operating Activities:
  Net Income                                       $    335,292    $    185,517
    Adjustments to reconcile net income to
     net cash flows from operating activities:
      Depreciation                                      117,000         133,000
      Amortization and accretion of bond
       premiums and discounts - net                           0          (9,859)
      Provision for loan losses                         125,000          23,000
      Gain on sale of other real estate owned                 0         (50,736)
      Net increase in cash surrender value              (91,347)        (56,217)
    Net change in:
      Mortgage loans held for sale                   (1,612,700)        145,000
      Accrued interest receivable and other
       assets                                          (399,138)        (10,787)
      Accrued interest payable and other
       liabilities                                      627,954         113,768
                                                   ------------    ------------
        Net Cash Flows From Operating Activities       (897,939)        472,686
                                                   ------------    ------------

Cash Flows From Investing Activities:
    Net change in interest-bearing deposits in
     banks                                               (2,180)         32,496
    Purchase of available for sale securities           (50,000)        (35,474)
    Activity in held to maturity securities:
      Maturities, prepayments and calls                       0       1,500,000
    Net increase in loans                           (13,253,085)     (2,566,692)
    Proceeds from borrowed funds                      6,792,000               0
    Additions to premises and equipment                 (95,980)        (44,250)
    Proceeds from issuance of common stock                6,502               0
    Proceeds from sale of other real estate
     owned                                                    0         304,370
                                                   ------------    ------------
        Net Cash Flows From Investing Activities      6,602,743        (809,550)
                                                   ------------    ------------

Cash Flows From Financing Activities:
    Net increase in deposits                          1,694,387       1,096,245
                                                   ------------    ------------

        Net change in cash and cash equivalents      (5,806,295)        759,381

Cash and cash equivalents - beginning              $  9,601,962    $  2,777,908
                                                   ------------    ------------
Cash and cash equivalents - ending                 $  3,795,667    $  3,537,289
                                                   ============    ============

Supplemental cash flow disclosures

    Cash paid for interest                         $    715,285    $  2,349,792

                         RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            Nine Months Ended September 30, 2002 and 2001
                                             (Unaudited)


                                                                        Accumulated
                                                                           Other
                                          Common         Retained      Comprehensive
                                          Stock          Deficit           Loss            Total
                                       -----------     ------------    -------------    -----------
Balances, December 31, 2000            $ 8,417,117     $(1,556,610)     $   (59,052)    $ 6,801,455
Comprehensive income:
  Net income - nine months                                 185,517                          185,517
  Unrealized gain on available for
   sale securities                                                           11,884
  Income tax effect                                                          (4,635)          7,249
                                                                                        -----------
  Total comprehensive income                                                                192,766
                                       -----------     -----------      -----------     -----------
Balances, September 30, 2001           $ 8,417,117     $(1,371,093)     $   (51,803)    $ 6,994,221
                                       ===========     ===========      ===========     ===========

Balances, December 31, 2001            $ 8,417,117     $(1,308,899)     $   (56,603)    $ 7,051,615

Comprehensive income:
  Net income - nine months                                 335,292                          335,292
  Unrealized gain on available for
   sale securities                                                           55,574
  Income tax effect                                                         (21,674)         33,900
                                                                                        -----------
  Total comprehensive income                                                                369,192
  Common stock issued                        6,502                                            6,502
                                       -----------     -----------      -----------     -----------
Balances, September 30, 2002           $ 8,423,619     $  (973,607)     $   (22,703)    $ 7,427,309
                                       ===========     ===========      ===========     ===========

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            September, 2002 and 2001
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Ridgestone Financial Services, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of the financial position as of September 30, 2002 and December 31, 2001 and the results of operations and cash flows for the three and nine months ended September 30, 2002 and 2001 have been made. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Ridgestone Bank (the "Bank"). The results of operations for the three and nine months ended September 30, 2001 also include the accounts of the Bank's wholly owned subsidiary Ridgestone Real Estate Divestitures, Inc. which ceased operations in December 2001. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

     Specific reserve. Virchow, Krause & Company, LLP, the Company's external auditor, has been engaged to formally review all loans in excess of certain dollar amounts on an annual basis. In addition, on a monthly basis, management reviews all past due loans and loans previously classified in order to classify or reclassify loans requiring attention, or those with potential losses. Problem loans include credits that have been identified as having underlying problems based on assessment of the borrowers' business or collateral. Included in this group are those nonaccrual loans that meet the criteria as being "impaired" under the definition in FASB Statement 114. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Ranges of loss are determined based on best- and worst-case scenarios for each loan.

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

The following is a discussion of the Company's Financial Condition and Results of Operations as of and for the three and nine months ended September 30, 2002. The discussion provides additional analysis of the financial statements and should be read in conjunction with that information.


Financial Condition

Total Assets. Total assets of the Company as of September 30, 2002 were $81,458,142 compared to $71,968,107 as of December 31, 2001, an increase of 13%. The increase was primarily the result of strong loan growth which was due in part to business development efforts and a favorable interest rate environment.

Cash and Cash Equivalents. Cash and due from banks and interest-bearing deposits in banks, which represent cash maintained at the Bank and funds that the Bank and the Company have deposited in other financial institutions, was $3,882,356 at September 30, 2002, compared to $2,715,471 at December 31, 2001. Federal funds sold (which are inter-bank funds with daily liquidity) decreased by $6,971,000 from December 31, 2001 to September 30, 2002. The decline in these funds was used to fund loan growth.

Investment Securities. The Company's investment portfolio currently consists of securities placed in the available for sale category which may be liquidated to provide cash for operating or financing purposes. The fair market value of available-for-sale securities portfolio increased to $342,300 at September 30, 2002 from $258,400 at December 31, 2001 as a result of an increase in the market value of the securities.

Loans. Loan demand remained strong with an increase of $13,184,399, or 24%, as total loans prior to the allowance for estimated loan losses grew from $56,004,614 as of December 31, 2001 to $69,189,013 as of September 30, 2002.
There were $2,641,900 and $1,029,200 of mortgage loans held for sale at September 30, 2002 and December 31, 2001, respectively. These loans represent loans originated with the intent to be sold in the secondary loan market.

At September 30, 2002, the mix of the loan portfolio included Commercial loans of $30,601,276 or 44% of total loans; Commercial Real Estate loans of $24,110,639 or 35% of total loans; Residential Real Estate loans of $13,193,817 or 19% of total loans; and Consumer loans of $1,283,281 or 2% of total loans.

At December 31, 2001, the mix of the loan portfolio included Commercial loans of $24,186,313 or 43% of total loans; Commercial Real Estate loans of $19,403,802 or 35% of total loans; Residential Real Estate loans of $11,159,259 or 20% of total loans; and Consumer loans of $1,255,240 or 2% of total loans.

Allowance for Loan Losses. Based on the loss estimates described in "General - Critical Accounting Policies - Allowance for Loan Losses," management determines its best estimate of the required loan loss reserve. Management's evaluation of these factors resulted in an allowance for loan losses of $601,118 or 0.87% of gross loans at September 30, 2002 compared to $544,804 or 0.97% of gross loans at December 31, 2001.

The resulting provisions for loan losses are the amounts required to maintain the allowance for loan losses at levels deemed necessary by management after taking into consideration charge-offs and recoveries. The provisions for loan losses for the nine months ended September 30, 2002 and 2001 were $125,000 and $23,000, respectively. The $102,000 increase in loan loss provision in the first nine months of 2002 over the same period in 2001 was primarily due to a 24% increase in loan volume and the conservative posture management has taken relative to loan loss provisions due to economic uncertainty. In addition to the provision, the activity in the allowance for loan losses included a $1,999 recovery for the nine months ended September 30, 2002 related to a prior loan charge-off. There were $70,685 in charge-offs during the nine months ended September 30, 2002 compared to $125,376 for the same period in 2001. Management recognizes there are significant estimates in the process and ultimately losses could be significantly different from those currently estimated. For additional information regarding the Company's allowance for loan losses, see "Results of Operations - Provision for Loan Losses" below.

Deposits. Deposits as of September 30, 2002 were $65,439,407 compared to $63,745,020 at December 31, 2001, an increase of $1,694,387 or 3%, with the majority of growth in money market accounts and time deposits.

Borrowed Funds. In November 2000, the Bank became a member of the Federal Home Loan Bank (the "FHLB"). As a member, the Bank has the capacity to borrow funds from the FHLB up to a predetermined amount based on the amount of certain types of loans carried by the Bank.

Due primarily to a favorable interest rate environment, the Bank continued to see strong and increasing demand for both commercial and mortgage loans held for sale in the secondary market during the first nine months of 2002. As a result of this increasing demand, in order to fund loan growth, the Bank borrowed $4,500,000 from the FHLB during the first nine months of 2002, with applicable interest rates ranging from 3.61% to 3.99% and with varying maturities through 2004. As of September 30, 2002, the Bank also borrowed $2,292,000 in Federal Funds Purchased, which are inter-bank funds with daily maturities.

Liquidity. For banks, liquidity generally represents the ability to meet withdrawals from deposits and the funding of loans. The assets that provide liquidity are cash, federal funds sold and securities. Further, subject to certain limits, the Company has the ability to acquire additional funds through short-term borrowings from other financial institutions. Liquidity needs are influenced by economic conditions, interest rates and competition. The loan-to-deposit funds ratio prior to loan loss reserve on September 30, 2002 was 106% compared to 88% at December 31, 2001. The funds needed to meet the increase in loan growth during the third quarter of 2002 came from deposit growth and short-term borrowings. Management continues to place emphasis on generating deposits in the local community to keep pace with increasing loan demand. As of September 30, 2002, the Bank had $4,224,656 primarily in cash.

Net cash used in operating activities for the nine months ended September 30, 2002, was $897,939. The cash was primarily used to fund increased mortgage loans held for sale in the secondary market. Mortgage loans held for sale in the secondary market increased to $2,641,900 at September 30, 2002 compared to $1,029,200 at December 31, 2001.

Off-Balance Sheet Liabilities. In addition to loans outstanding, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received. The Company had gross unfunded loan commitments outstanding totaling $20,019,412 as of September 30, 2002 compared to $18,208,898 at December 31, 2001.

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

Capital Resources. Capital ratios applicable to the Bank and the Company at September 30, 2002 and December 31, 2001 were as follows:

                                  Total                  Tier I                Tier I
                                  Capital                Capital               Capital
                                  to Risk                to Risk               to
                                  Weighted               Weighted              Average
                                  Assets                 Assets                Assets
                                 ------------------     ------------------    -----------------
Regulatory Capital
Requirements:
  Minimum at 9/30/02             $5,775,620      8%     $2,887,810      4%    $3,165,200     4%
  Well-capitalized at 9/30/02    $7,219,525     10%     $4,331,715      6%    $3,956,500     5%

At September 30, 2002
  Company                        $7,701,102   10.7%     $7,100,012    9.8%    $7,100,012   9.0%
  Bank                           $7,331,451   10.2%     $6,780,451    9.3%    $6,780,451   8.5%

At December 31, 2001
  Company                        $7,469,625   12.6%     $6,924,821   11.7%    $6,924,821   9.2%
  Bank                           $7,035,487   11.9%     $6,490,683   11.0%    $6,490,683   8.6%

Management intends to maintain capital levels in excess of minimums established by the regulatory authorities. The Company was categorized as "well capitalized" under the regulatory framework for capital adequacy as of September 30, 2002 and December 31, 2001.

Results of Operations

Net Income. For the three-month period ended September 30, 2002, the Company reported net income of $144,989, an increase of $87,526 or 152% compared to net income of $57,463 for the three months ended September 30, 2001. Net income was $335,292 for the nine months ended September 30, 2002 as compared to net income of $185,517 for the same period in 2001, an increase of $149,775 or 81%. The increase for the three and nine months is attributed primarily to increased loan volume, lower interest expenses and greater fee income from a higher volume of mortgage loan originations sold in the secondary market, as well as increased fee income from deposit accounts.

Net Interest Income. Total interest income decreased by $44,254 for the three months ended September 30, 2002 and decreased by $453,256 for the nine months ended September 30, 2002 as compared with the same periods in 2001. Total interest expense decreased by $209,692 for the three months ended September 30, 2002 and decreased by $888,639 for the nine months ended September 30, 2002 as compared with the same periods in 2001. For the nine months ended 2002, the Company's net interest margin improved to 4.15% compared to 3.47% for the same period in 2001. Net interest income before provision for loan losses for the three months ended September 30, 2002 was $780,826 compared to $615,388 for the same period in 2001, an increase of $165,438 or 27%. Net interest income before loan loss provision for the nine months ended September 30, 2002 was $2,134,205 compared to $1,698,822 for the same period last year, an increase of $435,383 or 26%. The net interest income increase for the nine months ended September 30, 2002 compared to the same periods last year is primarily due to increased loan volume and lower interest expenses.

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

The Company made a loan loss provision of $125,000 in the first nine months of 2002 compared with a provision of $23,000 during the same period in 2001. The provision was made to bring the reserve to the amount determined necessary by management based on the analysis performed. The $102,000 increase in loan loss provision in the first nine months of 2002 over the same period in 2001 was primarily due to a 24% increase in loan volume and the conservative posture management has taken relative to loan loss provisions due to economic uncertainty.

Non-Interest Income. Total non-interest income (excluding gains on the sale of other assets) was $163,420 for the three months ended September 30, 2002 compared to $104,147 for the same period in 2001, an increase of $59,273 or 57%. Total non-interest income (excluding gains on the sale of other assets) was $399,871 for the nine months ended September 30, 2002 compared to $333,621 for the same period in 2001, an increase of $66,250 or 20%. The increase in non-interest income is primarily due to increased service charge income and increased loan fees generated from greater volume of mortgage loans sold in the secondary market.

Non-Interest Expense. Total non-interest expenses were $659,886 for the three months ended September 30, 2002 compared to $633,843 for the same period in 2001, an increase of $26,043 or 4%. Total non-interest expenses were $1,914,209 for the nine months ended September 30, 2002 compared to $1,803,362 for the same period in 2001, an increase of $110,847 or 6%. The increase in non-interest expenses for the three and nine months ended September 30, 2002 is attributed primarily to increased personnel expenses.

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


Item 3.  Controls and Procedures

Within 90 days prior to the date of filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the company's management, including the President and Chief Executive Officer and the Senior Vice President and Treasurer, of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's President and Chief Executive Officer and the Senior Vice President and Treasurer concluded that the Company's disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     a.   Exhibits

          99.1 Written Statement of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

          99.2 Written Statement of the Senior Vice President and Treasurer Pursuant to 18 U.S.C. Section 1350

     b.   Reports on Form 8-K

          The Company did not file a Current Report on Form 8-K during the quarter ended September 30, 2002.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           RIDGESTONE FINANCIAL SERVICES, INC.


Date:  November 13, 2002                   /s/ Paul E. Menzel
       ---------------------               -----------------------------------
                                           Paul E. Menzel
                                           President


Date:  November 13, 2002                   /s/ William R. Hayes
       ---------------------               -----------------------------------
                                           William R. Hayes
                                           Senior Vice President and Treasurer

                                                  Certifications

I, Paul E. Menzel, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Ridgestone Financial Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                           Date:  November 13, 2002


                                           /s/ Paul E. Menzel
                                           -------------------------------------
                                           Paul E. Menzel
                                           President and Chief Executive Officer

                                 Certifications

I, William R. Hayes, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Ridgestone Financial Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                           Date:  November 13, 2002


                                           /s/ William R. Hayes
                                           -----------------------------------
                                           William R. Hayes
                                           Senior Vice President and Treasurer