Form 10KSB
period 2002-12-31
RIDGESTONE FINANCIAL SERVICES INC
filed 2003-03-24
CIK 1001791

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

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

Issuer's revenues for its most recent fiscal year:  $5,222,741

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold on February 28, 2003: $6,443,642

Number of shares of common stock, no par value, outstanding on March 1, 2003:
877,659

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2003 Annual Meeting (incorporated by reference into Part III to the extent indicated therein)

Transitional Small Business Disclosure Format:  Yes   ; No X
                                                   ---    ---

                       Ridgestone Financial Services, Inc.
                       -----------------------------------

                      Index to Annual Report on Form 10-KSB
                   For The Fiscal Year Ended December 31, 2002

                                                                            Page
                                                                            ----

Part I.........................................................................1
       Item 1.  Description of Business........................................1
       Item 2.  Description of Property........................................8
       Item 3.  Legal Proceedings..............................................9
       Item 4.  Submission of Matters to a Vote of Security Holders............9

Part II........................................................................9
       Item 5.  Market for Common Equity and Related Stockholder Matters.......9
       Item 6.  Management's Discussion and Analysis..........................10
       Item 7.  Financial Statements..........................................25
       Item 8.  Changes In and Disagreements With Accountants on
                Accounting and Financial Disclosure...........................51

Part III......................................................................51
       Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                Compliance With Section 16(a) of the Exchange Act.............51
       Item 10. Executive Compensation........................................51
       Item 11. Security Ownership of Certain Beneficial Owners and Management
                and Related Stockholder Matters...............................51
       Item 12. Certain Relationships and Related Transactions................52
       Item 13. Exhibits and Reports on Form 8-K..............................52
       Item 14. Controls and Procedures.......................................52


SIGNATURES....................................................................53

Part I

Item 1.  Description of Business

General

Ridgestone Financial Services, Inc. (the "Company") was incorporated in Wisconsin on May 25, 1994. The Company was formed to acquire all of the issued and outstanding stock of Ridgestone Bank (the "Bank") and to engage in the business of a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA").

The Bank provides full-service commercial and consumer banking services in its primary market areas of Brookfield, Elm Grove and Wauwatosa, Wisconsin. The Bank competes with other offices of national, regional and local commercial banks, savings banks, savings and loan institutions, credit unions and other financial service organizations in the three-city area.

In 1996, the Bank received regulatory approval to open its first branch at 15565 West North Avenue, Brookfield, Wisconsin. The branch opened for business on January 2, 1997, and houses a drive-thru branch banking facility and banking operations center. On May 31, 2000, the Company purchased the building it had previously leased for use as the Bank's main office and the Company's headquarters at 13925 West North Avenue, Brookfield, Wisconsin.

The Company's principal business is the business of the Bank. The Bank's principal business consists of attracting deposits from the public and investing those deposits in loans and securities. The Bank's deposits are insured to the maximum extent allowable by the Federal Deposit Insurance Corporation ("FDIC"). The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest earned on its loans and securities and the interest paid on deposits and borrowings. The Company's operating results are affected by deposit service charges, secondary market loan fees, commissions generated by the investment center and other income. The Company's operating results are also affected by economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Operating expenses of the Company include employee compensation and benefits, occupancy and equipment expenses, professional and data processing fees, and other administrative expenses.

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Annual Report on Form 10-KSB are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects," or other words of similar import. Similarly, statements that describe the Company's beliefs, future plans, objectives or goals, or the Company's expectations regarding interest rates or general economic conditions, are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those contemplated in the forward-looking statements. Such risks include, among others: interest rate trends, changes in the real estate market or the general economic climate in the United States and, in particular, in the Company's market area, loan delinquency rates, changes in demand for loan products, increased competition in the Company's market area, adverse changes in debt or equity capital markets, and legislative enactments, regulatory changes or changes in fiscal policies of the federal government or its agencies which adversely affect the business of the Company and/or the Bank. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements. The forward-looking statements included herein are only made as of the date of this Annual Report on Form 10-KSB and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Business Strategy

The Bank's strategy is to concentrate on the financial service needs of individuals and small businesses by providing them with quality service, products and on-site decision-making. The Bank pursues this strategy by attracting highly-qualified employees and emphasizing the use of technology, both in its operations and in the services it provides its customers. The Bank also directs its marketing efforts toward a customer base it identifies as having the potential to be highly profitable.

Loan Products

The Bank offers a full range of retail and commercial lending services, including commercial loans and revolving lines of credit, residential and commercial real estate mortgage loans, a system for purchasing and managing commercial customers' accounts receivable, consumer loans and equipment financing. These loan products are discussed below.

Although the Bank's management takes a competitive approach to lending, it stresses high quality in its loans. To promote such quality lending, the Board of Directors of the Bank has established a maximum lending authority for each loan officer. Each loan request exceeding a loan officer's authority must be approved by one or more senior officers. The Loan Committee of the Bank reviews loans with aggregate principal amounts between the lending officer's lending authority and $250,000. The Loan Committee of the Bank is comprised of the President of the Bank, the Executive Vice President, a Senior Commercial Lender and a Vice President of Credit Administration. In addition, the Loan Committee of the Board of Directors of the Bank reviews loans over $250,000 for prior approval. On a monthly basis, the entire Board of Directors of the Bank reviews all loans over $25,000 made in the preceding month. Because of the Bank's local nature, management believes that quality control is achievable while still providing prompt and personal service.

Management of the Bank has established relationships with a correspondent bank and other independent financial institutions to provide other services required by its customers, including loan participations. As of December 31, 2002, the Bank had a customer lending limit of $1,350,000 and seeks participants for customers with loan requests exceeding this lending limit. The Bank is able to attract business loans beyond its lending limit by using bank participations with other banks in Wisconsin. Likewise, the Bank has purchased participation loans from other Wisconsin area financial institutions.

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

The Bank's residential mortgage loan portfolio totaled $13,783,616 as of December 31, 2002. During fiscal year 2002, the Bank also originated $21,736,512 in mortgage loans sold in the secondary market compared to $13,229,386 during fiscal 2001. The 64% increase was primarily a result of the favorable interest rate environment for long-term mortgage loans.

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

The regulatory limits are as follows:

            Loan Category                                         LTV Limit
            ------------------------------------------------    --------------
            Raw Land                                                 65%
            Land Development                                         75%
            Construction:
              Commercial, multi-family and non-residential           80%
              1-4 family residential                                 85%
            Improved  Property                                       85%
            Owner-occupied 1-4 family and home equity                (1)

     (1) A loan-to-value limit has not been established for permanent mortgage or home equity loans on owner-occupied, 1- to 4-family residential property. However, residential loans exceeding 90% loan-to-value may be excluded from FDICIA required reporting if enhanced by mortgage insurance or readily marketable collateral.

Personal Loans. The Bank makes personal loans, lines of credit and credit cards available to consumers for various purposes, such as the purchase of automobiles, boats and other recreational vehicles, home improvements, education and personal investments. The Bank retains substantially all such loans, totaling $838,788 as of December 31, 2002.

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

The Bank's commercial loan portfolio totaled $27,145,458 as of December 31, 2002, and consisted primarily of lines of credit and loans to businesses. Commercial lines of credit are generally used for the purpose of financing working capital and are generally secured with current assets of the borrower. Commercial loans may be written for a period of greater than one year, are amortized over a period of one to seven years and are used principally for financing fixed asset expenditures. Commercial loans are generally secured with the fixed assets of the borrower.

The Bank is a licensee of the Business Manager system from Private Business Inc.
(PBI). Business Manager is a complete system for purchasing and managing the accounts receivable of a commercial customer (a merchant) on a full recourse basis with a flexible cash collateral reserve. From the Bank's perspective, the program provides a way to service small businesses more profitably, to offer a unique combination of funding and receivable management benefits, and to control the risks associated with the funding of accounts receivable. From the merchant's perspective, the program unlocks the cash typically frozen in the accounts receivable, provides ongoing cash flow as the business generates new sales, and offers the merchant's management team information to make better business decisions. The Bank typically purchases an insurance policy as additional collateral on these facilities. The policy protects the Bank in the event of fraud committed against the Bank by the merchant. The Bank's Business Manager portfolio totaled $4,259,997 as of December 31, 2002 and consisted entirely of Business Manager Accounts Receivable Agreements with businesses and professionals.

Commercial Real Estate Loans. As of December 31, 2002, the Bank had $32,219,081 of commercial real estate loans outstanding. These loans were generally made for the purpose of purchasing manufacturing facilities, warehouses, office buildings and multiple family commercial real estate holdings.

Other Products and Services

The Bank offers a broad range of deposit services to both personal and business customers, including checking, money market, savings, and time deposit accounts. Additional related services include safe deposit boxes, check services, money transfer services, debit cards and ATM access cards as well as courier deposit pick-up and lock box services for business customers. The Bank also offers on-line banking, called RidgeStone ConnectSM, which enables the Bank's customers to access their accounts in real time, pay bills, transfer funds, and access lines of credit.

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

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the "Act") made significant changes in the laws governing financial institutions, including changes which expand the permissible range of activities for bank holding companies and their affiliates (including non-banking financial activities); permit affiliations between banks, securities firms and insurance companies; make substantial changes in the regulatory structure for financial institutions; prohibit new unitary savings and loan holding companies with commercial affiliates; make changes to the Community Reinvestment Act of 1977; and enact substantial new financial privacy rules. These financial privacy rules impose some additional regulatory burden on the Bank.

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

The Federal Deposit Insurance Act requires that the appropriate federal regulatory authority - the FDIC in the case of the Bank (as an insured state bank which is not a member of the Federal Reserve System) - approve any acquisition by it through merger, consolidation, purchase of assets, or assumption of deposits. The same regulatory authority also supervises compliance by the Bank with provisions of federal banking laws which, among other things, prohibit the granting of preferential loans to executive officers, directors, and principal shareholders of banks which have a correspondent relationship with one another.

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

Employees

As of December 31, 2002, the Company and the Bank together employed 21 full-time and 8 part-time employees, including 3 personal bankers, an investment officer, 9 operations specialists, 6 customer service representatives, a cashier, a receptionist, a courier, 3 commercial loan officers, a senior officer in charge of retail banking, a technology specialist, an administrative assistant and the Bank president.

Directors and Executive Officers

The directors of the Company and the Bank as of March 1, 2003 were as follows:


Name of Director                                             Principal Occupation
---------------------      -------------------------------------------------------------------------------
Paul E. Menzel             Chairman of the Board, President and Chief Executive Officer of the Company and
                           President and Chief Executive Officer of the Bank

Christine V. Lake          Executive Vice President and Secretary of the Company and Executive Vice
                           President and Secretary of the Bank

William R. Hayes           Senior Vice President and Treasurer of the Company and Senior Vice President,
                           Cashier and Controller of the Bank

Bernard E. Adee            Senior Vice President of Marshall Financial Consulting, LLC, a financial consulting firm

John F. Goodnow            Co-founder of COB, LLC, a consulting firm specializing in providing turnaround and crisis management services to financially challenged companies

Gregory J. Hoesly          President of L.L. Richards Machinery Co., Inc., a machine tool dealer, and
                           President of Boschert Precision Machinery, Inc., an importer of fabricating machine tools

John E. Horning            Retired Chairman of the Board and Chief Executive Officer of Shorewest Realtors
                           Inc., Wisconsin Mortgage Corporation, and Heritage Title Service

Charles G. Niebler         President of Eye Care Vision Centers, a multi-location optometry practice

James E. Renner            Owner of Renner Oldsmobile and partial owner of Renner Mitsubishi

Richard A. Streff          Chairman of the Board of Streff Advertising, Inc.

William J. Tetzlaff        President of Tetzlaff Associates, Inc., a consulting services company; Vice
                           President of Around the Globe Travel, a travel agency


The executive officers of the Company and the Bank as of March 1, 2003 were as follows:


Name of Executive Officer                                           Position
----------------------------      -----------------------------------------------------------------------------
Paul E. Menzel                    Chairman of the Board, President and Chief Executive Officer of the Company
                                  and President and Chief Executive Officer of the Bank

Christine V. Lake                 Executive Vice President and Secretary of the Company and Executive Vice
                                  President and Secretary of the Bank

William R. Hayes                  Senior Vice President and Treasurer of the Company and Senior Vice
                                  President, Cashier and Controller of the Bank


Item 2.  Description of Property

On May 31, 2000, the Company purchased the building it had previously leased for use as the Bank's main office and the Company's headquarters at 13925 West North Avenue, Brookfield, Wisconsin. The Bank's main office now occupies approximately 8,124 square feet of a larger shopping mall that houses various retail establishments.

The Bank opened its drive-up branch on January 2, 1997. The branch is located in a turn-of-the-century schoolhouse building which has been renovated to house a branch banking facility. The Company owns this facility, which is located on approximately one acre of land at 15565 West North Avenue, Brookfield, Wisconsin and has approximately 1,057 square feet of space. It provides four drive-up kiosks and room for one drive-up automated teller machine.

Item 3.  Legal Proceedings

Neither the Company nor the Bank is party to any material legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders of the Company for a vote during the fourth quarter of the year ended December 31, 2002.


Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Company's common stock has traded in the over-the-counter market under the symbol "RFSV" since the completion of the Company's initial public offering in November 1995. High and low bid prices, as reported on the OTC Bulletin Board for each quarter within the last two fiscal years, were as follows:


                           2001             High              Low
                      ---------------    ------------     ------------
                      1st Quarter           $5.73            $5.00
                      2nd Quarter           $5.85            $5.00
                      3rd Quarter           $6.00            $5.55
                      4th Quarter           $7.00            $5.67


                           2002             High              Low
                      ---------------    ------------     ------------
                      1st Quarter           $7.20            $6.10
                      2nd Quarter           $8.50            $6.45
                      3rd Quarter           $8.25            $7.50
                      4th Quarter           $8.40            $8.00


These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. These quotations do not include intra-day highs and lows. On December 31, 2002, there were approximately 33 owners of record and approximately 375 beneficial owners of the Company's common stock.

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

Critical Accounting Policies

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

Allowance for Loan Losses. The allowance for loan losses is determined using a methodology which reserves currently for those loans in which it is determined that a loss is probable based on characteristics of the individual loan, historical loss patterns of similar, "homogeneous" loans and environmental factors unique to each measurement date. The loan loss reserve is determined in accordance with FASB Statements 5 and 114 and provides for losses that have been incurred as of the balance sheet date. The allowance is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. The reserving methodology used by the Company has the following components:

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

     Reserves for homogeneous loan pools. The Company makes a significant number of loans which, due to their underlying similar characteristics, are assessed for loss as "homogeneous" pools. The homogeneous pools of loans are made up of commercial, commercial real estate, residential mortgages and consumer loans. All of the loans included in the homogeneous pools have been excluded from the specific reserve allocation previously discussed. The Company allocates the allowance for credit losses to each loan category based on a defined methodology that has been in use, without material change, for several years. The methodology is based on historical loss information and regulatory averages.

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

Comparison of Operating Results for the Years Ended December 31, 2002 and December 31, 2001

Net Income. Net income for the fiscal year ended December 31, 2002 increased by 102% to $501,434, or $0.54 per diluted common share, compared with net income of $247,711 or $0.28 per diluted common share, for fiscal 2001. The increase can be primarily attributed to increased loan volume and lower interest expense combined with greater income from gain on sales of loans.

Interest Income. Interest income consists primarily of interest on loans (including loan fees), securities, federal funds sold, and interest-bearing deposits at other financial institutions. Although average earning assets grew by 6% from year-end 2001 to year-end 2002, total interest income decreased $336,486 or 7% to $4,591,318 for the year ended December 31, 2002 as compared to $4,927,804 for the year ended December 31, 2001. This decrease was primarily the result of lower interest rate yields on average earning assets reflective of the low interest rates that prevailed throughout 2002. The interest yield on average earning assets decreased from 7.46% in fiscal 2001 to 6.54% in fiscal 2002.

Interest Expense. Interest expense primarily represents interest paid to depositors and interest on borrowings from the Federal Home Loan Bank and federal funds purchased. Interest expense decreased to $1,602,972 in fiscal 2002 from $2,580,020 in fiscal 2001, a decrease of $977,048 or 38%, despite an increase in average interest bearing liabilities of 5% at year-end 2002 from year-end 2001. Included in interest expense is interest paid on other borrowings which amounted to $150,757 in fiscal 2002 compared to no borrowings in fiscal 2001. The decrease in interest expense occurred primarily as money market accounts and higher cost time deposits repriced to lower interest rates due to the low interest rate environment noted above. Deposit interest rate yields decreased from 4.60% in fiscal 2001 to 2.72% in fiscal 2002.

Set forth below is a summary of the Company's average interest-bearing liabilities and the interest paid on such liabilities during fiscal 2002 and fiscal 2001.

                                                                  Average                            Average
                                                 2002            Rate Paid           2001           Rate Paid
                                            ---------------     ------------    ---------------    ------------
Interest-bearing demand                    $     2,191,221            0.53%    $     1,707,705           0.71%
Savings accounts                                 1,765,655            1.00%          1,350,888           1.33%
Money market accounts                           25,185,004            1.33%         26,144,743           3.52%
Time deposits                                   25,677,181            4.24%         26,835,809           6.07%
Federal funds purchased                            462,767            2.09%                  0           0.00%
Federal Home Loan Bank borrowings                3,729,839            3.78%                  0           0.00%
                                            ---------------     ------------    ---------------    ------------
     Total interest-bearing liabilities    $    59,011,667            2.72%    $    56,039,145           4.60%
                                            ===============     ============    ===============    ============


Net Interest Income. Net interest income represents the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. Net interest income before provision for loan losses was $2,988,346 for the year ended December 31, 2002, an increase of $640,562 or 27% compared with net interest income of $2,347,784 for the year ended December 31, 2001. The growth in earning assets, primarily in loans, and the decline in interest expense led to an improvement in the net interest margin to 4.26% at December 31, 2002 from 3.56% at December 31, 2001.

The following table sets forth the average balances and an analysis of the interest rates and interest differential of the Company's earning assets, which earn interest income, and interest bearing liabilities, which accrue interest expense, for fiscal 2002 and fiscal 2001.

                                                             Average Balance Sheet and
                                                          Analysis of Net Interest Income
                                                              Year Ended December 31,

                                                        2002                                       2001
                                      --------------------------------------    ---------------------------------------
                                         Average       Related      Yield          Average       Related       Yield
                                         Balance      Interest      Rate           Balance       Interest      Rate
                                      -------------- ------------ ----------    -------------- ------------- ----------
Earning assets:
    Deposits in bank                 $      160,379 $      2,917      1.82%    $      127,795 $       3,476      2.72%
    Investments (taxable)                         0            0      0.00%           915,484        50,529      5.52%
    Federal funds sold                    3,931,384       64,390      1.64%         9,624,468       365,039      3.79%
    Loans (a)                            66,139,286    4,524,011      6.84%        55,361,095     4,508,760      8.14%
                                      -------------- ------------ ----------    -------------- ------------- ----------
        Total earning assets         $   70,231,049 $  4,591,318      6.54%    $   66,028,842 $   4,927,804      7.46%
                                      ============== ============ ==========    ============== ============= ==========

Interest-bearing liabilities:
    Interest-bearing demand          $    2,191,221 $     11,637      0.53%    $    1,707,705 $      12,047      0.71%
    Savings accounts                      1,765,655       17,711      1.00%         1,350,888        18,014      1.33%
    Money market accounts                25,185,004      334,160      1.33%        26,144,743       920,883      3.52%
    Time deposits                        25,677,181    1,088,667      4.24%        26,835,809     1,629,076      6.07%
    Federal funds purchased                 462,767        9,809      2.09%                 0             0      0.00%
    FHLB borrowings                       3,729,839      140,988      3.78%                 0             0      0.00%
                                      -------------- ------------ ----------    -------------- ------------- ----------
      Total interest-bearing liabs   $   59,011,667 $  1,602,972      2.72%    $   56,039,145 $   2,580,020      4.60%
                                      ============== ============ ==========    ============== ============= ==========

Interest spread (b)                                 $  2,988,346      3.82%                   $   2,347,784      2.86%
                                                     ============ ==========                   ============= ==========

Interest margin (c)                                 $  2,988,346      4.26%                   $   2,347,784      3.56%
                                                     ============ ==========                   ============= ==========
__________
(a)  Non-accruing loans are included in the computation of average balances. Loan interest income includes net loan fees.
(b)  The interest spread is the difference between the yield on earning assets and the yield on interest-bearing liabilities.
(c)  The interest margin is the net interest income divided by total earning assets.

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

                                                          Rate/Volume Analysis of Net Interest Income
                                                                  Year Ended December 31, 2002
                                                                          Compared to
                                                                  Year Ended December 31, 2001
                                             -----------------------------------------------------------------------
                                                                   Increase (Decrease) Due To
                                             -----------------------------------------------------------------------
                                                 Volume             Rate          Rate/Volume            Net
                                             ---------------    --------------   --------------      ---------------
Earning assets:
     Deposits in bank                      $            887   $        (1,152)  $          (294)    $         (559)
     Investments (taxable)                          (50,529)          (50,529)           50,529            (50,529)
     Federal funds sold                            (215,929)         (207,405)          122,685           (300,649)
     Loans                                          877,805          (721,991)         (140,563)            15,251
                                             ---------------    --------------   --------------      ---------------
          Total earning assets             $        612,234   $      (981,077)  $        32,357     $     (336,486)
                                             ===============    ==============   ==============      ===============

Interest-bearing liabilities:
     Interest-bearing demand               $          3,411   $        (2,978)  $          (843)    $         (410)
     Savings accounts                                 5,531            (4,463)           (1,370)              (302)
     Money market accounts                          (33,804)         (573,989)           21,070           (586,723)
     Time deposits                                  (70,335)         (491,285)           21,210           (540,410)
     Federal funds purchased                              0                 0             9,809              9,809
     FHLB borrowings                                      0                 0           140,988            140,988
                                             ---------------    --------------   --------------      ---------------
        Total interest-bearing             $        (95,197)  $    (1,072,715)  $       190,864     $     (977,048)
        liabilities
                                             ---------------    --------------   --------------      ---------------
        Net change in net interest income  $        707,431   $        91,638   $      (158,507)    $      640,562
                                             ===============    ==============   ==============      ===============


Provision for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the collectibility of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is adequate to cover probable credit losses relating to specifically identified loans, as well as probable credit losses inherent in the balances of the loan portfolio. In accordance with FASB Statements 5 and 114, the allowance is provided for losses that have been incurred as of the balance sheet date and is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. See "Critical Accounting Policies - Allowance for Loan Losses" for additional factors used in determining the loan loss reserve and provision for loan losses.

During 2002, the Company made a loan loss provision of $260,000 compared to $133,000 in 2001. The provision was made to bring the reserve to the amount determined necessary by management based on the analysis performed. The $127,000 increase in loan loss provision in fiscal 2002 compared to fiscal 2001 was primarily due to economic uncertainty.

As of December 31, 2002, the Company's loan loss reserve was $736,118 or 1.00% of outstanding loans compared to $544,804 or 0.97% of outstanding loans at December 31, 2001.

Set forth below is an analysis of the Company's provision for loan losses.

                         Summary of Loan Loss Experience
                            And Loan Loss Provisions

                                                                         2002                 2001
                                                                    --------------       --------------
Beginning loan loss reserve                                        $       544,804       $      696,206
Charge-offs:

     Commercial                                                             70,684              321,082
     Real Estate:
          Construction                                                           0                    0
          Commercial                                                             0                    0
          Other Mortgages                                                        0                    0
     Installment-consumer                                                        0                7,397
Recoveries:
     Commercial                                                                  0               42,860
     Real Estate:
          Construction                                                           0                    0
          Commercial                                                             0                    0
          Other Mortgages                                                        0                    0
     Installment-consumer                                                    1,998                1,217
                                                                   ---------------      ---------------
Net charge-offs (recoveries)                                       $        68,686      $       284,402
Additions charged to operations                                            260,000              133,000
                                                                   ---------------      ---------------
Balance at end of period                                           $       736,118      $       544,804
                                                                   ===============      ===============

Ratio of net charge-offs (recoveries) during the period
to average loans outstanding during the period                                0.10%                0.51%


Noninterest Income. Total noninterest income consisted of service charges on deposit accounts, gains on sales of loans, commission income generated by the investment center and an increase in cash surrender value of life insurance policies. Total noninterest income was $631,423 for fiscal 2002 compared to $457,710 for fiscal 2001, an increase of $173,713 or a 38% improvement. Due to a favorable interest rate environment for long-term mortgages during 2002, gains on sales of loans related to long-term loans sold in the secondary market increased by $98,948 in 2002 over the prior year which was the primary factor for the increase in total noninterest income.

Noninterest Expenses. Total noninterest expenses consisted primarily of salaries and employee benefits, occupancy and equipment expenses, data processing fees and professional fees. Total noninterest expenses for fiscal 2002 were $2,610,467 compared to $2,333,807 for fiscal 2001, an increase of $276,660 or 12%. The majority of the increase in noninterest expenses is attributed to higher personnel costs due to additional staff, salary merit increases, higher 401(k) expenses and increased insurance costs. A portion of the increase also results from a gain on the sale of other real estate in 2001, which resulted in lower expenses that year.

In fiscal 2002, the Bank's FDIC premiums were assessed at $11,271 compared to $31,354 in fiscal 2001, as required by federal law.

Selected Financial Ratios. Set forth below are selected financial ratios of the Company for fiscal 2002 and fiscal 2001:

                                                   2002              2001
                                                ------------      ------------
     Return on average assets                      0.63%             0.33%
     Return on average equity                      6.81%             3.52%
     Dividend payout ratio on common stock         None              None
     Average equity to average assets              9.32%             9.51%


Provision for Income Taxes. The increase in income before income taxes required a tax provision of $247,868 in fiscal 2002 as compared to $90,976 in fiscal 2001.

Comparison of Operating Results for the Years Ended December 31, 2001 and December 31, 2000

Net Income. Net income for the fiscal year ended December 31, 2001 increased by 54% to $247,711, or $0.28 per diluted common share, compared with net income of $160,661, or $0.18 per diluted common share, for fiscal 2000. Greater fee income, lower expenses and an increase in gains on sales of loans contributed to the increase for 2001 over the prior year.

Interest Income. Interest income consists primarily of interest on loans (including loan fees), securities, federal funds sold, and interest-bearing deposits at other financial institutions. Total interest income for the year ended December 31, 2001 was $4,927,804 compared to $5,257,153 for the year ended December 31, 2000, a decrease of $329,349 or 6%. This decrease was primarily the result of a decline in the interest yield on average earning assets due to significant interest rate reductions initiated by the Federal Reserve. The interest yield on average earning assets decreased from 8.66% in fiscal 2000 to 7.46% in fiscal 2001.

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

                                                                  Average                            Average
                                                 2001            Rate Paid           2000           Rate Paid
                                            ---------------     ------------    ---------------    ------------
Interest-bearing demand                        $ 1,707,705            0.71%        $ 1,795,118           1.03%
Savings accounts                                 1,350,888            1.33%          1,367,929           2.08%
Money market accounts                           26,144,743            3.52%         26,321,412           5.18%
Time deposits                                   26,835,809            6.07%         22,230,805           6.32%
Federal funds purchased                                  0            0.00%              2,262           6.94%
                                            ---------------     ------------    ---------------    ------------
     Total interest-bearing liabilities        $56,039,145            4.60%        $51,717,526           5.44%
                                            ===============     ============    ===============    ============

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

                                                                   Average Balance Sheet and
                                                                Analysis of Net Interest Income
                                                                    Year Ended December 31,

                                                              2001                                          2000
                                         -------------------------------------------   -------------------------------------------

                                            Average         Related        Yield          Average          Related       Yield
                                            Balance         Interest        Rate          Balance         Interest        Rate
                                         --------------- --------------- -----------   --------------   -------------- -----------
Earning assets:
       Deposits in bank                 $       127,795 $         3,476       2.72%   $      136,024   $        7,465       5.49%
       Investments (taxable)                    915,484          50,529       5.52%          639,562           55,449       8.67%
       Funds sold and securities
          purchased under agreements
          to resell                           9,624,468         365,039       3.79%        5,891,847          364,852       6.19%
       Loans (a)                             55,361,095       4,508,760       8.14%       54,018,271        4,829,387       8.94%
                                         --------------- --------------- -----------   --------------   -------------- -----------
           Total earning assets         $    66,028,842 $     4,927,804       7.46%   $   60,685,704   $    5,257,153       8.66%
                                         =============== =============== ===========   ==============   ============== ===========

Interest-bearing liabilities:
       Interest-bearing demand          $     1,707,705 $        12,047       0.71%   $    1,795,118   $       18,520       1.03%
       Savings accounts                       1,350,888          18,014       1.33%        1,367,929           28,423       2.08%
       Money market accounts                 26,144,743         920,883       3.52%       26,321,412        1,364,426       5.18%
       Time deposits                         26,835,809       1,629,076       6.07%       22,230,805        1,404,265       6.32%
       Federal funds purchased                        0               0       0.00%            2,262              157       6.94%
                                         --------------- --------------- -----------   --------------   -------------- -----------
         Total interest-bearing liabs   $    56,039,145 $     2,580,020       4.60%   $   51,717,526   $    2,815,791       5.44%
                                         =============== =============== ===========   ==============   ============== ===========

Interest spread (b)                                     $     2,347,784       2.86%                    $    2,441,362       3.23%
                                                         =============== ===========                    ============== ===========

Interest margin (c)                                     $     2,347,784       3.56%                    $    2,441,362       4.02%
                                                         =============== ===========                    ============== ===========
__________
(a)  Non-accruing loans are included in the computation of average balances. Loan interest income includes net loan fees.
(b)  The interest spread is the difference between the yield on earning assets and the yield on interest-bearing liabilities.
(c)  The interest margin is the net interest income divided by total earning assets.

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


                                                              Rate/Volume Analysis of Net Interest Income

                                                                     Year Ended December 31, 2001

                                                                              Compared to

                                                                     Year Ended December 31, 2000
                                                 -----------------------------------------------------------------------
                                                                       Increase (Decrease) Due To
                                                 -----------------------------------------------------------------------
                                                     Volume             Rate          Rate/Volume            Net
                                                 ---------------    --------------   --------------      ---------------
Earning assets:
       Deposits in bank                        $           (452)   $       (3,765)  $          228      $        (3,989)
       Investments (taxable)                             23,922           (20,149)          (8,693)              (4,920)


       Funds sold and securities purchased
         under agreements to resell                     231,142          (141,385)         (89,570)                 187
       Loans                                            120,052          (429,990)         (10,689)            (320,627)
                                                 ---------------    --------------   --------------      ---------------
            Total earning assets               $        374,664    $     (595,289)  $    ( 108,724)     $      (329,349)
                                                 ===============    ==============   ==============      ===============



Interest-bearing liabilities:

       Interest-bearing demand                 $           (902)   $       (5,856)   $           285    $        (6,473)


       Savings accounts                                    (354)          (10,182)               127           ( 10,409)

       Money market accounts                             (9,158)         (437,320)             2,935           (443,543)

       Time deposits                                    290,973           (54,608)           (11,554)           224,811

       Federal funds                                       (157)             (157)               157
       purchased                                                                                                   (157)
                                                 ---------------    --------------     --------------    ---------------
            Total interest-bearing             $        280,402   $      (508,123)    $       (8,050)   $      (235,771)
            liabilities
                                                 ---------------    --------------     --------------    ---------------

            Net change in net interest income  $         94,262   $       (87,166)    $     (100,674)   $       (93,578)
                                                 ===============    ==============     ==============    ===============

Provision for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the collectibility of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is adequate to cover probable credit losses relating to specifically identified loans, as well as probable credit losses inherent in the balances of the loan portfolio. In accordance with FASB Statements 5 and 114, the allowance is provided for losses that have been incurred as of the balance sheet date and is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. See "Critical Accounting Policies - Allowance for Loan Losses" for additional factors used in determining the loan loss reserve and provision for loan losses.

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

Set forth below is an analysis of the Company's provision for loan losses.

                         Summary of Loan Loss Experience
                            And Loan Loss Provisions

                                                                         2001                 2000
                                                                  -----------------     ----------------
Beginning loan loss reserve                                      $          696,206    $         653,270
Charge-offs:

     Commercial                                                             321,082               12,830
     Real Estate:
          Construction                                                            0                    0
          Commercial                                                              0                    0
          Other Mortgages                                                         0                    0
     Installment-consumer                                                     7,397               11,324
Recoveries:
     Commercial                                                              42,860                    0
     Real Estate:
          Construction                                                            0                    0
          Commercial                                                              0               24,590
          Other Mortgages                                                         0                    0
     Installment-consumer                                                     1,217                    0
                                                                  -----------------     ----------------
Net charge-offs (recoveries)                                     $          284,402    $            (436)
Additions charged to operations                                             133,000               42,500
                                                                  -----------------     ----------------
Balance at end of period                                         $          544,804    $         696,206
                                                                  =================     ================

Ratio of net charge-offs (recoveries) during the period
to average loans outstanding during the period                                 0.51%               0.00%


Noninterest Income. Total noninterest income consisted of service charges on deposit accounts, gains on sales of loans, commission income generated by the investment center and an increase in cash surrender value of life insurance policies. Total noninterest income was $457,710 for fiscal 2001 compared to $316,377 for fiscal 2000, an increase of $141,333 or a 45% improvement. Due to a favorable interest rate environment for long-term mortgages during 2001, gains on sales of loans related to long-term loans sold in the secondary market increased by $121,616 in 2001 over the prior year which was the primary factor for the increase in total noninterest income.

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

In fiscal 2001, the Bank's FDIC premiums were assessed at $31,354 compared to $28,887 in fiscal 2000, as required by federal law.

Selected Financial Ratios. Set forth below are selected financial ratios of the Company for fiscal 2001 and fiscal 2000:

                                                   2001              2000
                                                ------------      ------------
    Return on average assets                       0.33%             0.23%
    Return on average equity                       3.52%             2.37%
    Dividend payout ratio on common stock          None              None
    Average equity to average assets               9.51%             9.91%


Provision for Income Taxes. The increase in income before income taxes required a tax provision of $90,976 in fiscal 2001 as compared to $48,343 in fiscal 2000.


Financial Condition

Total Assets. The Company reported total assets of $85,967,021 at December 31, 2002, an increase of $13,998,914 or 19% from December 31, 2001 with assets of $71,968,107. Loan growth contributed significantly to the asset increase and resulted primarily from the favorable interest rate environment and the Bank's sales efforts to secure new and expand existing banking relationships.

Cash and Cash Equivalents. Cash and due from banks was $4,431,478 at December 31, 2002 compared to $2,630,962 at December 31, 2001 and represents cash maintained at the Bank and funds that the Bank and the Company have deposited in other financial institutions. The Bank reported $0 of federal funds sold (which are inter-bank funds with daily liquidity) on December 31, 2002 and $6,971,000 on December 31, 2001. The $6,971,000 decrease in federal funds sold was primarily used to fund loan growth.

Investment Securities. The Company's investment portfolio increased $41,360 from $97,100 as of December 31, 2001 to $138,460 at December 31, 2002 as a result of an increase in the market value of available for sale securities. The securities were placed in the available for sale category of the investment portfolio as the securities may be liquidated to provide cash for operating or financing purposes.

The following table summarizes the maturity dates of those securities as of December 31, 2002.

                                                                       Investment Portfolio
                                                                        Repricing Schedule

                                                                    After 1 year
                                              1 year or less      through 5 years      After 5 years            Total
                                              ----------------    -----------------    ---------------      ---------------
    Available for Sale Securities:
        Corporate Securities                     $ 138,460                 $ 0                  $ 0            $ 138,460
          Weighted Average Yield                      2.01%                  0%                   0%                2.01%

Amortized costs and fair values of available for sale securities are discussed in Note 3 to the Company's Consolidated Financial Statements.

Loans. Loans prior to the allowance for loan losses increased to $73,986,943 at December 31, 2002 from $56,004,614 at December 31, 2001, an increase of $17,982,329 or 32%. Growth in the portfolio resulted from a concentrated sales effort in securing new banking relationships and in expanding relationships with existing clients. In addition to the $73,986,943 in loans outstanding that the Bank reported on December 31, 2002, the Bank had unfunded loan commitments of $19,400,871. Also, during fiscal year 2002 the Bank originated $21,736,512 in mortgage loans sold in the secondary market compared to $13,229,386 in secondary market loans originated in 2001. The favorable interest rate environment for long-term mortgage loans primarily drove the increase in secondary market loan volume. There were $2,160,021 and $1,029,200 of mortgage loans held for sale at December 31, 2002 and December 31, 2001, respectively.

The following table summarizes the distribution of the Company's loans at December 31, 2002 and December 31, 2001.

                                                              Loan Portfolio Composition

                                                                     December 31,
                                                     -----------------------------------------------
                                                            2002                         2001
                                                     -------------------          ------------------

     Commercial                                              $27,145,458                 $20,032,201
     Real Estate:
        Construction                                           6,387,484                   4,154,112
        Commercial                                            25,831,597                  19,403,802
        Residential                                           13,783,616                  11,159,259
     Installment and Consumer                                    838,788                   1,255,240
                                                             -----------                 -----------
                           Total Loans                       $73,986,943                 $56,004,614
                                                             ===========                 ===========

The following table summarizes the maturities of the Company's loan portfolio at December 31, 2002 (excluding residential real estate, installment and consumer).

                                                                         Loan Maturities
                                            --------------------------------------------------------------------------
                                                                     After 1
                                              1 year or less     through 5 years      After 5 years          Total
                                            ----------------     ----------------    ---------------    --------------
  Commercial & Commercial Real Estate     $      23,394,067    $      28,418,466   $      1,164,522   $    52,977,055
  Real estate-construction                        1,257,371            5,130,113                  0         6,387,484
                                            ----------------     ----------------    ---------------    --------------
                  Total                   $      24,651,438    $      33,548,579   $      1,164,522   $    59,364,539
                                            ================     ================    ===============    ==============

The following table summarizes the sensitivity of Company's loan portfolio to interest rate changes by fixed and adjustable-rate loans due after one year at December 31, 2002 (excluding residential real estate, installment and consumer).

                                                                   Loans Due After One Year With:
                                                     -----------------------------------------------------------
                                                                           Floating or
                                                      Predetermined         adjustable
                                                          Rates           interest rates            Total
                                                     -----------------   -----------------    ------------------
       Commercial & Commercial Real Estate         $       26,897,668  $        2,685,320   $        29,582,988
       Real estate-construction                             4,732,799             397,314             5,130,113
                                                     -----------------   -----------------    ------------------
            Total                                  $       31,630,467  $        3,082,634   $        34,713,101
                                                     =================   =================    ==================

Non-Performing Assets. The Bank undertakes a continuous loan review process to promote early identification of credit quality problems in its loan portfolio and to ensure compliance with its loan policy and documentation practices. Any past due loans and identified problem loans are reviewed with the Board of Directors of the Bank on a monthly basis.

Each of the loans which becomes contractually past due 90 days or more as to principal or interest payments will be reviewed by management and reported to the Loan Committee of the Board of Directors of the Bank. These loans would then be placed on a non-accrual status and all past accrued interest would be reversed. Cash collections on loans placed on non-accrual status are credited to the loan receivable balance and no interest income is recognized until the principal balance is current. Loans are returned to accrual status when principal and interest amounts contractually due are brought current and future payments are reasonably assured.

As of December 31, 2002, management was not aware of any significant loans, group of loans or segments of the loan portfolio not included above, where there were serious doubts as to the ability of the borrowers to comply with the loan payment terms.

The Company had $59,712 and $0 nonperforming loans, respectively, as of December 31, 2002 and December 31, 2001.

There was $3,026 and $0 in unrecorded interest income related to non-accruing loans as of December 31, 2002 and December 31, 2001. The amounts of cash-basis interest income on non-accruing loans that were included in net income for fiscal 2002 and fiscal 2001 were $6,430 and $6,468, respectively.

Allowance for Loan Losses. Based on the loss estimates described in "Critical Accounting Policies - Allowance for Loan Losses," management determines its best estimate of the required loan loss allowance. Management's evaluation of the factors described above resulted in an allowance for loan losses of $736,118 or 1.00% of loans at December 31, 2002 compared to $544,804 or .97% of loans at December 31, 2001. Accordingly, the Bank has allocated $547,127 (or 74% of the allowance for loan losses) to commercial and commercial real estate loans, which comprise about 80% of the loan portfolio. The Bank has allocated $34,238 (or approximately 5% of the allowance for loan losses) to residential mortgages, which comprise about 19% of the loan portfolio. Consumer loans comprise about 1% of the loan portfolio, and $13,232 (or about 2% of the allowance for loan losses) is allocated to consumer loans. The Bank has allocated $9,686 of the allowance for loan losses to unfunded loan commitments, which total approximately $19,400,871. The balance of the allowance for loan losses of $131,835 is unallocated.

The resulting provisions for loan losses are the amounts required to maintain the allowance for loan losses at levels deemed necessary by management after taking into consideration charge-offs and recoveries. The provisions for loan losses for the years ended December 31, 2002 and 2001 were $260,000 and $133,000, respectively. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.
During fiscal 2002, the Bank charged $70,684 against the allowance for loan losses related to a commercial loan and had a recovery of $1,998 related to a consumer loan.

Other Assets. The Company's office building, leasehold improvements and equipment less accumulated depreciation and amortization decreased to $2,488,734 at December 31, 2002 from $2,490,941 at December 31, 2001.Accrued interest receivable on loans and other assets was $3,410,076 at December 31, 2002 compared to $3,204,585 at December 31, 2001.

Deposits. Deposits increased by $7,440,920 from $63,745,020 as of December 31, 2001 to $71,185,940 on December 31, 2002.

As of December 31, 2002, time deposits over $100,000 represented 14% of total deposits. Set forth below is a schedule of the maturities as of December 31, 2002 for the Company's time deposits of $100,000 or more.

                                                     Time Deposits of $100,000 or more
                                                             Maturity Schedule
                                                             -----------------

                                         3 mos.          Over 3 mos.        Over 6 mos.          Over 12
                                        Or less          Thru 6 mos.        Thru 12 mos.         months
                                     ---------------    --------------     ---------------     ------------
   Certificates of Deposit          $     1,634,900    $    1,134,855     $     3,368,599     $  3,872,632


Other Liabilities. Accrued interest payable and other liabilities of $1,568,170 at December 31, 2002 compared to $1,171,472 at December 31, 2001 were made up of accrued interest payable on deposit accounts, accounts payable and deferred employee benefits. The majority of the increase was due to a higher deferred compensation accrual and greater current taxes payable.

Borrowed Funds. In November 2000, the Bank became a member of the Federal Home Loan Bank (the "FHLB"). As a member, the Bank has the capacity to borrow funds from the FHLB up to a predetermined amount based on the amount of certain types of loans carried by the Bank.

The Bank continued to see strong and increasing demand for both commercial loans and mortgage loans held for sale in the secondary market during fiscal 2002. As a result of this increasing demand, in order to fund loan growth, the Bank borrowed $4,500,000 from the FHLB during fiscal 2002, with applicable interest rates ranging from 3.61% to 3.99% and with varying maturities through May 2004.

As of December 31, 2002, the Bank also borrowed $1,112,000 in federal funds purchased, which are inter-bank funds with daily maturities.

Liquidity. For banks, liquidity generally represents the ability to meet withdrawals from deposits and the funding of loans. The assets that provide liquidity are cash, federal funds sold and short-term loans and securities. Further, subject to certain limits, the Company has the ability to acquire additional funds through short-term borrowings from other financial institutions. Liquidity needs are influenced by economic conditions, interest rates and competition. The loan-to-deposit ratio prior to loan loss reserve on December 31, 2002 was 104% compared to 88% on December 31, 2001. The funds needed to meet the increase in loan growth during fiscal 2002 came from deposit growth and borrowings. Management continues to place emphasis on generating deposits in the local community to keep pace with increasing loan demand. As of December 31, 2002 the Bank had $4,431,478 primarily in cash and due from banks.

Off-Balance Sheet Liabilities. The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. These financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received. See Note 15 to the Company's Consolidated Financial Statements.

As of December 31, 2002, the Company has $19,400,871 in unfunded loan commitments. The following table summarizes the Company's exposure to these off-balance sheet commitments:


     Financial instruments                             2002               2001
                                                       ----               ----
          Commitments to extend credit         $ 18,173,438       $ 17,098,705
          Credit card commitments                 1,139,875          1,074,593
          Standby letters of credit                  87,558             35,600

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

The Company has cash, cash equivalents, federal funds sold, interest-bearing deposits and available for sale securities of $4,657,365 plus various sources of credit available to fund these commitments. These credit sources include Federal Funds lines of credit, loans from the FHLB and loans from the Federal Reserve Bank. Certain of these lines would be collateralized with other assets of the Bank.

Capital Resources. As of December 31, 2002, the most recent notification from the regulatory agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain the minimum total risk-based, Tier I risk-based, and Tier 1 leverage ratios as set forth in "Description of Business
- Supervision and Regulation." There have been no conditions or events since these notifications that management believes have changed the Bank's category. See Note 18 to the Company's Consolidated Financial Statements for actual ratios for 2002 and 2001.

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

The following table summarizes the repricing opportunities as of December 31, 2002 for each major category of interest-earning assets and interest-bearing liabilities:

                                                    Interest-Rate-Sensitive Assets and Liabilities
                                    0-89 days       90-179 days     180-359 days       360+ days           Total
                                  --------------   --------------   -------------   ----------------    -------------
                  Investments   $       138,460                0               0                  0   $      138,460
                        Loans   $    26,204,094        3,872,948       6,600,582         37,309,318   $   73,986,942
---------------------------------------------------------------------------------------------------------------------
  Total Rate Sensitive Assets   $    26,342,554        3,872,948       6,600,582         37,309,318   $   74,125,402
  Rate Sensitive Liabilities(a) $    34,334,610 (b)    3,745,313       7,367,301         11,385,212   $   56,832,436
---------------------------------------------------------------------------------------------------------------------
                          GAP   $   (7,992,056)          127,635       (766,719)         25,924,106   $   17,292,966
               Cumulative GAP   $   (7,992,056)      (7,864,421)     (8,631,140)         17,292,966
    GAP/Rate Sensitive Assets          (30.34%)         (26.03%)        (23.44%)             23.33%
         (a)  Savings, NOW, and money market demand deposits are considered immediately repricable.
         (b)  Includes total money market demand account balances.



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

                     DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
                                         Average Balance Sheet
                                                                     2002                   2001
                                                              -------------------    -------------------
    Cash and due from banks                                  $         3,251,400    $         2,185,594
    Federal funds sold                                                 3,931,384              9.624,468
    Interest-bearing deposits in other banks                             160,379                127,795
    Investment securities:
        U.S. Treasury, agency and other securities                       328,247                915,484
    Loans:
        Real estate mortgages                                         13,116,691             13,051,848
        Consumer-net                                                   1,093,094                101,091
        Commercial and other                                          51,929,501             42,208,156
                                                              -------------------    -------------------
             Total                                                    66,139,286             55,361,095
        Less allowance for loan losses                                 (578,449)              (626,185)
                                                              -------------------    -------------------
             Net loans                                                65,560,837             54,734,910
    Fixed assets                                                       2,498,729              2,544,779
    Other real estate owned                                                    0                447,203
    Cash surrender value of life insurance                             2,197,379              2,080,150
    Other assets                                                       1,105,976              1,389,582
                                                              -------------------    -------------------
             Total assets                                    $        79,034,331    $        74,049,965
                                                              ===================    ===================

    Interest-bearing deposits:
        Interest-bearing demand                              $         2,191,221    $         1,707,705
        Savings accounts                                               1,765,655              1,350,888
        Money market deposit accounts                                 25,185,004             26,144,743
        Time deposits                                                 25,677,181             26,835,809
        Federal funds purchased                                          462,767                      0
        FHLB borrowings                                                3,729,839                      0
                                                              -------------------    -------------------
             Total interest-bearing deposits                          59,011,667             56,039,145
        Demand deposits                                               10,619,471              9,279,686
                                                              -------------------    -------------------
             Total deposits                                           69,631,138             65,318,831
    Other liabilities                                                  2,039,718              1,687,597
                                                              -------------------    -------------------
             Total liabilities                                        71,670,856             67,006,428
    Equity capital                                                     7,363,475              7,043,537
                                                              -------------------    -------------------
             Total liabilities and capital                   $        79,034,331    $        74,049,965
                                                              ===================    ===================

Item 7.  Financial Statements

                                                                            Page

Independent Auditor's Report..................................................26

Consolidated Balance Sheets...................................................27

Consolidated Statements of Income.............................................28

Consolidated Statements of Changes in Stockholders' Equity....................29

Consolidated Statements of Cash Flows.........................................30

Notes to Consolidated Financial Statements....................................31

                          INDEPENDENT AUDITOR'S REPORT











Board of Directors
RidgeStone Financial Services, Inc. and Subsidiary
Brookfield, Wisconsin

We have audited the accompanying consolidated balance sheets of RidgeStone Financial Services, Inc. and Subsidiary as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RidgeStone Financial Services, Inc. and Subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.


                                            VIRCHOW, KRAUSE & COMPANY, LLP


                                            /s/ VIRCHOW, KRAUSE & COMPANY, LLP






Milwaukee, Wisconsin
February 14, 2003

                         RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                                  CONSOLIDATED BALANCE SHEETS

                                   December 31, 2002 and 2001
________________________________________________________________________________________________

                                             ASSETS

                                                                         2002           2001
                                                                    ------------- --------------
  Cash and due from banks                                           $   4,431,478 $    2,630,962
  Federal funds sold                                                            -      6,971,000
                                                                    ------------- --------------
    Cash and cash equivalents                                           4,431,478      9,601,962
  Interest bearing deposits in banks                                       87,427         84,509
  Available for sale securities - stated at fair value                    138,460         97,100
  Loans, less allowance for loan losses of $736,118 and
    $544,804 in 2002 and 2001, respectively                            73,250,825     55,459,810
  Loans held for sale                                                   2,160,021      1,029,200
  Premises and equipment, net                                           2,488,734      2,490,941
  Cash surrender value of life insurance                                2,252,516      2,135,105
  Accrued interest receivable and other assets                          1,157,560      1,069,480
                                                                    ------------- --------------

        TOTAL ASSETS                                                $  85,967,021  $  71,968,107
                                                                    ============= ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits
    Demand                                                          $  14,352,801  $  10,802,307
    Savings and NOW                                                    29,680,304     27,741,829
    Other time                                                         27,152,835     25,200,884
                                                                    ------------- --------------
      Total Deposits                                                   71,185,940     63,745,020
  Federal funds purchased                                               1,112,000              -
  Other borrowings                                                      4,500,000              -
  Accrued interest payable and other liabilities                        1,568,170      1,171,472
                                                                    ------------- --------------
    Total Liabilities                                                  78,366,110     64,916,492
                                                                    ------------- --------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Preferred stock, no par value, 2,000,000 shares
    authorized, no shares issued                                                -              -
  Common stock, no par value,
    10,000,000 shares authorized, 877,659 and
    876,492 shares issued and outstanding in 2002 and
    2001, respectively                                                  8,423,619      8,417,117
  Accumulated deficit                                                    (807,465)    (1,308,899)
                                                                    ------------- --------------
                                                                        7,616,154      7,108,218
  Accumulated other comprehensive income (loss)                           (15,243)       (56,603)
                                                                    ------------- --------------
      Total Stockholders' Equity                                        7,600,911      7,051,615
                                                                    ------------- --------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  85,967,021  $  71,968,107
                                                                    ============= ==============


          See accompanying notes to consolidated financial statements.


                                RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                                         CONSOLIDATED BALANCE SHEETS

                                   Years Ended December 31, 2002, 2001, and 2000
_________________________________________________________________________________________________________

                                                                       2002        2001        2000
                                                                    ----------  ----------  ----------
INTEREST INCOME
  Interest and fees on loans                                        $4,524,011  $4,508,760  $4,829,321
  Interest on investment securities - taxable                                -      50,529      55,515
  Interest on federal funds sold                                        64,390     365,039     364,852
  Interest on deposits in banks                                          2,917       3,476       7,465
                                                                    ----------  ----------  ----------
    Total Interest Income                                            4,591,318   4,927,804   5,257,153
                                                                    ----------  ----------  ----------

INTEREST EXPENSE
  Interest on deposits                                               1,452,175   2,580,020   2,815,634
  Interest on federal funds purchased                                    9,809           -         157
  Interest on other borrowings                                         140,988           -           -
                                                                    ----------  ----------  ----------
    Total Interest Expense                                           1,602,972   2,580,020   2,815,791
                                                                    ----------  ----------  ----------
Net interest income before provision for loan losses                 2,988,346   2,347,784   2,441,362
  Provision for loan losses                                            260,000     133,000      42,500
                                                                    ----------  ----------  ----------
Net interest income after provision for loan losses                  2,728,346   2,214,784   2,398,862
                                                                    ----------  ----------  ----------

NONINTEREST INCOME
  Service fees                                                         149,241     110,822      94,222
  Gain on loan sales                                                   239,782     140,834      19,218
  Increase in cash surrender value of life insurance                   133,754     111,611     108,206
  Securities gains (losses)                                                  -           -      (9,164)
  Other income                                                         108,646      94,443     103,895
                                                                    ----------  ----------  ----------
    Total Noninterest Income                                           631,423     457,710     316,377
                                                                    ----------  ----------  ----------

NONINTEREST EXPENSES
  Salaries                                                           1,145,898   1,035,256     968,395
  Employee benefits                                                    508,258     429,627     386,755
  Occupancy                                                            159,924     185,448     309,219
  Furniture and equipment expenses                                     108,916     132,348     143,598
  Computer services                                                    125,430     126,988     133,059
  Professional fees                                                    145,325     139,089     237,337
  Other expenses                                                       416,716     285,051     327,872
                                                                    ----------  ----------  ----------
    Total Noninterest Expenses                                       2,610,467   2,333,807   2,506,235
                                                                    ----------  ----------  ----------

Income before income taxes                                             749,302     338,687     209,004
  Less:  Applicable income taxes                                       247,868      90,976      48,343
                                                                    ----------  ----------  ----------

      NET INCOME                                                    $  501,434  $  247,711  $  160,661
                                                                    ==========  ==========  ==========
       Basic earnings per share                                     $     0.57  $     0.28  $     0.18
                                                                    ==========  ==========  ==========
       Diluted earnings per share                                   $     0.54  $     0.28  $     0.18
                                                                    ==========  ==========  ==========
       Weighted average shares outstanding                             876,898     876,492     876,492
                                                                    ==========  ==========  ==========




                        See accompanying notes to consolidated financial statements

                                RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                                         CONSOLIDATED BALANCE SHEETS

                                   Years Ended December 31, 2002, 2001, and 2000
_____________________________________________________________________________________________________________

                                                                                Accumulated
                                                                                   other
                                                      Common     Accumulated   comprehensive
                                                       stock       deficit     income (loss)       Total
                                                    ---------------------------------------------------------
BALANCES - December 31, 1999                        $ 8,417,117 $ (1,717,271) $      (38,438) $  6,661,408
                                                                                              ------------

  Comprehensive income
    Net income - 2000                                         -      160,661               -       160,661
    Change in unrealized gains (losses) on
      securities available for sale                           -            -         (24,629)      (24,629)
    Reclassification adjustment for (gains)
      losses realized in net income                           -            -          (9,164)       (9,164)
    Income tax effect                                         -            -          13,179        13,179
                                                                                              ------------
      Total Comprehensive Income                                                                   140,047
                                                    ----------- ------------  --------------  ------------

BALANCES - December 31, 2000                          8,417,117   (1,556,610)        (59,052)    6,801,455
                                                                                              ------------
  Comprehensive income
    Net income - 2001                                         -      247,711               -       247,711
    Change in unrealized gains (losses) on
      securities available for sale                           -            -           4,015         4,015
    Income tax effect                                         -            -          (1,566)       (1,566)
                                                                                              ------------
      Total Comprehensive Income                                                                   250,160
                                                    ----------- ------------  --------------  ------------

BALANCES - December 31, 2001                          8,417,117   (1,308,899)        (56,603)    7,051,615
                                                                                              ------------

  Comprehensive income
    Net income - 2002                                         -      501,434               -       501,434
    Change in unrealized gains (losses) on
      securities available for sale                           -            -          67,803        67,803
    Income tax effect                                         -            -         (26,443)      (26,443)
                                                                                              ------------
      Total Comprehensive Income                                                                   542,794
                                                                                              ------------
  Issuance of 1,167 shares of common stock                6,502            -               -         6,502
                                                    ----------- ------------  --------------  ------------

BALANCES - December 31, 2002                        $ 8,423,619 $   (807,465) $      (15,243) $  7,600,911
                                                    =========== ============  ==============  ============




                       See accompanying notes to consolidated financial statements.


                                RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                                         CONSOLIDATED BALANCE SHEETS

                                   Years Ended December 31, 2002, 2001, and 2000
_____________________________________________________________________________________________________________

                                                                    2002           2001          2000
                                                               -------------  -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                   $     501,434  $     247,711  $    160,661
  Adjustments to reconcile net income to
    net cash flows from operating
    activities
      Depreciation                                                   168,986        192,013       190,433
      Amortization and accretion of bond
       premiums and discounts - net                                        -              -         9,240
      Loss on sale of assets                                               -              -         8,410
      Gain on loan sales                                            (239,782)      (140,834)      (19,218)
      Provision for loan losses                                      260,000        133,000        42,500
      Increase in cash surrender value of life insurance            (117,411)       (97,919)      (94,514)
      Provision for deferred taxes                                    58,389         90,976        48,343
      Gain on other real estate owned                                      -        (66,414)      (34,007)
      Net change in
         Loans due to origination and
          sale of loans held for sale                               (891,039)      (333,366)     (399,782)
         Accrued interest receivable and other assets               (146,469)       119,529       (33,983)
         Accrued interest payable and other liabilities              323,996        (53,355)      512,403
                                                               -------------  -------------  ------------
      Net Cash Flows from Operating Activities                       (81,896)        91,341       390,486
                                                               -------------  -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in interest bearing deposits
    in banks                                                          (2,918)        31,525       147,990
  Activity in available for sale securities
    Maturities, prepayments, sales and calls                               -              -        53,086
    Purchases                                                              -        (37,474)     (172,841)
  Activity in held to maturity securities
    Maturities, prepayments and calls                                      -      1,490,141     1,000,000
    Purchases                                                              -              -    (1,500,000)
  Net increase in loans                                          (17,978,313)    (2,015,196)   (2,580,817)
  Proceeds from sales of premises and equipment                      103,753         15,839        13,600
  Additions to premises and equipment                               (270,532)       (97,540)   (1,451,537)
  Net disbursements on other real estate owned                             -        (41,275)      (22,502)
  Proceeds from sale of other real estate owned                            -        777,274       296,500
                                                               -------------  -------------  ------------
    Net Cash Flows from Investing Activities                     (18,148,010)       123,294    (4,216,521)
                                                               -------------  -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                              7,440,920     (1,577,581)    7,858,210
  Net change in federal funds purchased                            1,112,000              -             -
  Proceeds from other borrowings                                   4,500,000              -             -
  Proceeds from issuance of common stock                               6,502              -             -
                                                               -------------  -------------  ------------
    Net Cash Flows from Financing Activities                      13,059,422     (1,577,581)    7,858,210
                                                               -------------  -------------  ------------

        Net Change in Cash and Cash Equivalents                   (5,170,484)    (1,362,946)    4,032,175

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                      9,601,962     10,964,908     6,932,733
                                                               -------------  -------------  ------------

    CASH AND CASH EQUIVALENTS - END OF YEAR                    $   4,431,478  $   9,601,962  $ 10,964,908
                                                               =============  =============  ============
SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash paid for interest                                       $   1,641,326  $   2,830,257  $  2,415,698
  Cash paid for income taxes                                              25             25             -


          See accompanying notes to consolidated financial statements.

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

--------------------------------------------------------------------------------
 NOTE 1 - Summary of Significant Accounting Policies
================================================================================

    Consolidation

The consolidated financial statements of RidgeStone Financial Services, Inc. and Subsidiary (the Company) include the accounts of its wholly owned subsidiary, RidgeStone Bank. RidgeStone Bank includes the accounts of its wholly owned subsidiary, RidgeStone Real Estate Divestitures, Inc. In December 2001, RidgeStone Real Estate Divestitures, Inc. ceased operations. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

    Nature of Banking Activities

The consolidated income of the Company is principally from the income of the subsidiary Bank. The subsidiary Bank grants commercial, residential and consumer loans to and accepts deposits from customers primarily in southeastern Wisconsin. The subsidiary Bank is subject to competition from other financial institutions and nonfinancial institutions providing financial products. Additionally, the Company and the subsidiary Bank are subject to the regulations of certain regulatory agencies and undergo periodic examination by those regulatory agencies.

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

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

--------------------------------------------------------------------------------
 NOTE 1 - Summary of Significant Accounting Policies (cont.)
================================================================================

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

    Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is adequate to cover probable credit losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. The allowance is provided for losses that have been incurred as of the balance sheet date and is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

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

    Premises and Equipment

Depreciable assets are stated at cost less accumulated depreciation. Provisions for depreciation are computed on straight-line and accelerated methods over the estimated useful lives of the assets, which range from 15 to 40 years for buildings and 5 to 10 years for equipment.

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001
--------------------------------------------------------------------------------
 NOTE 1 - Summary of Significant Accounting Policies (cont.)
================================================================================

    Profit-Sharing Plan

The Company has established a trusteed contributory 401(k) profit-sharing plan for qualified employees. The Company's policy is to fund contributions as accrued.

    Stock-Based Compensation Plan

At December 31, 2002, the Company has a stock-based employee compensation plan which is described more fully in Note 10. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under this plan had an exercise price equal to the approximate market value of the underlying common stock on the date of grant. The following table illustrates, in accordance with SFAS No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure, the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                        2002                2001               2000
                                                                  ----------------    ----------------   ----------------
    Net income - as reported                                      $        501,434    $        247,711   $        160,661
    Deduct: Total stock-based employee
      compensation expense determined under a
      fair value based method for all awards
      granted, net of related tax effects                                 (145,978)           (170,418)          (169,787)
                                                                  ----------------    ----------------   ----------------
         Pro forma net income (loss)                              $        355,456    $         77,293   $         (9,126)
                                                                  ================    ================   ================
    Basic earnings per share - as reported                        $           0.57    $           0.28   $           0.18
         Pro forma basic earnings (loss) per share                $           0.41    $           0.09   $          (0.01)
    Diluted earnings per share - as reported                      $           0.54    $           0.28   $           0.18
         Pro forma diluted earnings (loss) per share              $           0.39    $           0.09   $          (0.01)

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

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001
--------------------------------------------------------------------------------
 NOTE 1 - Summary of Significant Accounting Policies (cont.)
================================================================================

    Income Taxes

The Company files a consolidated federal income tax return and separate company state income tax returns. Accordingly, amounts equal to tax benefits of those companies having taxable federal losses or credits are reimbursed by the other companies that incur federal tax liabilities.

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

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001
--------------------------------------------------------------------------------
 NOTE 1 - Summary of Significant Accounting Policies (cont.)
================================================================================

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

     Carrying Amounts Approximate Fair Values for the Following Instruments
          Cash and cash equivalents
          Interest-bearing deposits in banks
          Available for sale securities
          Non marketable equity securities
          Variable rate loans that reprice frequently where no
           significant change in credit risk has occurred
          Loans held for sale
          Cash surrender value of life insurance
          Accrued interest receivable
          Demand deposits Variable rate money market accounts
          Variable rate certificates of deposit
          Accrued interest payable Federal funds purchased

     Discounted Cash Flows

     Using interest rates currently being offered on instruments with similar terms and with similar credit quality:

          All loans except variable rate loans described above
          Fixed rate certificates of deposit
          Federal Home Loan Bank advances

     Quoted fees currently being charged for similar instruments

     Taking into account the remaining terms of the agreements and the counterparties' credit standing:

         Off-balance-sheet instruments
         -----------------------------

              Commitments to extend credit
              Credit card commitments
              Standby letters of credit

Since the majority of the Company's off-balance-sheet instruments consist of nonfee-producing, variable rate commitments, the Company had determined these do not have a distinguishable fair value.

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001
--------------------------------------------------------------------------------
 NOTE 1 - Summary of Significant Accounting Policies (cont.)
================================================================================

    Recent Statement of Financial Accounting Standards (SFAS) Pronouncements

SFAS No. 143, Accounting for Asset Retirement Obligations, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as a component of the carrying amount of the long-lived asset and allocated to expense over the useful life of the asset. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe the adoption of this statement will have a material impact on the consolidated financial statements.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, establishes accounting and reporting standards for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed. SFAS No. 144 provides one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held for use or newly acquired and broadens the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted this statement as of January 1, 2002 and the implementation of this standard did not have a material impact on the consolidated financial statements.

SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and amends SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. It also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. It further amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Most provisions of this statement are effective for financial statements issued for fiscal years beginning after May 15, 2002. Adoption of this statement is not expected to have a material impact on the consolidated financial statements.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of this statement is not expected to have a material impact on the consolidated financial statements.

SFAS No. 147, Acquisitions of Certain Financial Institutions, removes acquisitions of financial institutions from the scope of both SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and requires that those transactions be accounted for in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Thus, the requirement under SFAS No. 72 to recognize (and subsequently amortize) any excess of fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies. The provisions of this statement are effective on October 1, 2002, with earlier application permitted. Adoption of this statement did not have a material impact on the consolidated financial statements.

    Reclassification

Certain 2001 and 2000 amounts have been reclassified to conform with the 2002 presentation. The reclassifications have no effect on reported amounts of net income or equity.

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

--------------------------------------------------------------------------------
NOTE 2 - Cash and Due From Banks
================================================================================

The Company's subsidiary Bank is required to maintain vault cash and reserve balances with Federal Reserve Banks based upon a percentage of deposits. These requirements approximated $222,000 and $164,000 at December 31, 2002 and 2001, respectively.

--------------------------------------------------------------------------------
NOTE 3 - Available for Sale Securities
================================================================================

Amortized costs and fair values of available for sale securities as of December 31, 2002 and 2001 are summarized as follows:

                                                                                  2002
                                               ------------------------------------------------------------------------------
                                                                    Gross Unrealized   Gross Unrealized
                                                 Amortized Cost          Gains              Losses           Fair Value
                                               -----------------  -----------------   -----------------  -----------------
Other equity securities                        $        153,703   $         15,471    $         30,714   $        138,460
                                               =================  =================   =================  =================

                                                                                  2001
                                               ------------------------------------------------------------------------------
                                                                    Gross Unrealized   Gross Unrealized
                                                 Amortized Cost          Gains              Losses           Fair Value
                                               -----------------  -----------------   -----------------  -----------------
Other equity securities                        $        153,703   $             76    $         56,679   $         97,100
                                               =================  =================   =================  =================


Following is a summary of the proceeds from sales of investment securities available for sale, as well as gross gains and losses for the years ended December 31:

                                                                        2002                2001               2000
                                                                  -----------------   -----------------  ------------------
    Proceeds from sales of available for sale securities          $             -     $             -    $          8,086
                                                                  ================    ================   =================

    Gross loss on sales                                           $             -     $             -    $         (9,164)
                                                                  ----------------    ----------------   -----------------
                                                                  $             -     $             -    $         (9,164)
                                                                  ================    ================   =================

    Related income taxes (benefit)                                $             -     $             -    $         (3,666)
                                                                  ================    ================   =================

There were no available for sale securities pledged as collateral at December 31, 2002 and 2001, respectively.

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

--------------------------------------------------------------------------------
NOTE 4 - Loans
================================================================================

Major classification of loans are as follows at December 31:

                                                     2002            2001
                                                --------------  --------------
    Commercial                                  $  27,145,458   $  20,032,201
    Real estate
         Construction                               6,387,484       4,154,112
         Commercial                                25,831,597      19,403,802
         Residential                               15,943,637      12,188,459
    Installment and consumer                          838,788       1,255,240
                                                -------------   -------------
                                                   76,146,964      57,033,814
    Less:    Allowance for loan losses               (736,118)       (544,804)
             Loans held for sale                   (2,160,021)     (1,029,200)
                                                -------------   -------------
         Net Loans                              $  73,250,825   $  55,459,810
                                                =============   =============

Impaired loans of $59,712 and $0 at December 31, 2002 and 2001, respectively. have been recognized in the consolidated financial statements. The average recorded amount of impaired loans during 2002 and 2001 was $62,400 and $230,538, respectively. There was no specific allowance for loan losses related to these loans at December 31, 2002 and 2001, respectively. Interest income on impaired loans of $6,430, $6,468, and $5,604 was recognized for cash payments received in 2002, 2001, and 2000, respectively.

Certain directors and executive officers of the Company, and their related interests, had loans outstanding in the aggregate amounts of $2,253,607 and $1,283,778 at December 31, 2002 and 2001, respectively. During 2002, $3,319,264 of new loans were made and repayments totaled $2,349,435. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and did not involve more than normal risks of collectibility or present other unfavorable features.

--------------------------------------------------------------------------------
NOTE 5 -  Allowance for Loan Losses
================================================================================

The allowance for loan losses reflected in the accompanying consolidated financial statements represents the allowance available to absorb loan losses. An analysis of changes in the allowance is presented in the following tabulation as of December 31:

                                                       2002           2001         2000
                                                    ------------  ------------  ------------
    BALANCE - Beginning of Year                     $  544,804    $   696,206   $  653,270
       Charge-offs                                     (70,684)      (328,479)     (24,154)
       Recoveries                                        1,998         44,077       24,590
       Provision charged to operations                 260,000        133,000       42,500
                                                    ----------    -----------   ----------
    BALANCE - End of Year                           $  736,118    $   544,804   $  696,206
                                                    ==========    ===========   ==========

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

--------------------------------------------------------------------------------
NOTE 6 - Premises and Equipment
================================================================================

Premises and equipment are stated at cost less accumulated depreciation at December 31 and are summarized as follows:

                                                        2002            2001
                                                  -------------   -------------
    Land                                          $     232,200   $     232,200
    Building and leasehold improvements               2,300,964       2,176,944
    Furniture and equipment                           1,121,805       1,172,302
                                                  -------------   -------------
        Total                                         3,654,969       3,581,446
    Less: Accumulated depreciation                   (1,166,235)     (1,090,505)
                                                  -------------   -------------
        Net Premises and Equipment                $   2,488,734   $   2,490,941
                                                  =============   =============

Depreciation expense amounted to $168,986, $192,013, and $190,433 in 2002, 2001, and 2000, respectively.

--------------------------------------------------------------------------------
NOTE 7 - Accrued Interest Receivable and Other Assets
================================================================================

A summary of accrued interest receivable and other assets at December 31 is as follows:

                                                         2002          2001
                                                    -----------   -----------
   Accrued interest receivable                      $   321,561   $   336,070
   Federal Home Loan Bank stock                         230,800       161,300
   Deferred tax assets                                  452,066       502,443
   Prepaids expenses and other assets                   153,133        69,667
                                                    -----------   -----------
                                                    $ 1,157,560   $ 1,069,480
                                                    ===========   ===========

--------------------------------------------------------------------------------
NOTE 8 - Deposits
================================================================================

The aggregate amount of time deposits, each with a minimum denomination of $100,000, was $10,010,986 and $7,953,083 at December 31, 2002 and 2001,
respectively.

At December 31, 2002, the scheduled maturities of time deposits are as follows:

    2003                                            $ 15,767,624
    2004                                               5,770,073
    2005                                               2,253,909
    2006                                                 763,769
    2007                                               2,597,460
                                                    ------------
                                                    $ 27,152,835
                                                    ============

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

--------------------------------------------------------------------------------
NOTE 9 - Other Borrowings
================================================================================

Other borrowings consist of the following at December 31:

                                                           2002        2001
                                                      ------------  ----------
    Federal Home Loan Bank advances                   $ 4,500,000   $       0
                                                      ============  ==========

The subsidiary Bank has a master contract agreement with the Federal Home Loan Bank (FHLB) which provides for borrowing up to the maximum of 60% of the book value of the Bank's first lien 1-4 family real estate loans, approximately $5,089,000, at December 31, 2002. FHLB provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest, such as LIBOR, Federal funds or Treasury Bill rates. Fixed rate advances are priced in reference to market rates of interest at the time of the advance, namely the rates that FHLB pays to borrowers at various maturities. Advances with call provisions permit the FHLB to request payment beginning on the call date and quarterly thereafter. Prepayments may be subject to penalties.

Various advances were obtained with total outstanding balances as stated above, with applicable interest rates ranging from 3.61% to 3.99%. Interest is payable monthly with principal payment due at maturity. The advances are collateralized by a security agreement pledging a portion of the subsidiary Bank's real estate mortgages with a carrying value of approximately $8,481,000 and $0 at December 31, 2002 and 2001, respectively.

At December 31, 2002, the required contractual future principal payments on the Other Borrowings are due in 2004.

--------------------------------------------------------------------------------
NOTE 10 - Stockholders' Equity
================================================================================

The RidgeStone Financial Services, Inc. 1996 Stock Option Plan as amended (the "Plan") provides for the granting of options to purchase up to 525,000 shares of common stock to key officers and employees of the Company. Options granted to date under the Plan have been granted at the fair market value of the common stock on the date of the grant. Options granted under the Plan may be exercised 33.33% per year, become fully vested after three years following the date of grant, and must be exercised within a ten year period.

The fair value of the awards is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions in 2002, 2001, and 2000, respectively: zero percent dividend yield, expected volatility of 22.0, 22.8, and 24.3 percent, risk-free interest rate of 4.00, 5.56, and 6.13 percent, and expected lives that coincide with the option vesting period of 10 years.

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001
--------------------------------------------------------------------------------
NOTE 10 - Stockholders' Equity (cont.)
================================================================================

Activity is summarized in the following table:

                                                   2002                        2001                        2000
                                         -----------------------------------------------------------------------------------
                                                          Weighted                    Weighted                     Weighted
                                                           Average                     Average                     Average
                                           Shares           Price        Shares         Price        Shares         Price
                                         -----------------------------------------------------------------------------------
OUTSTANDING - Beginning of Year                370,092   $   10.23         286,475   $   11.77         213,037    $   13.78
    Options
      Granted                                   47,150        7.10          84,500        5.00          74,025         6.00
      Exercised                                 (1,167)       5.57               -           -               -            -
      Cancelled or forfeited                    (3,893)       8.07            (883)       9.20            (587)       13.99
                                         -------------                  ----------                  ----------
         Net Change                             42,090                      83,617                      73,438
OUTSTANDING - End of Year                      412,182        9.91         370,092       10.23         286,475        11.77
                                         =============                  ==========                  ==========

Exercisable at year end                        286,574                     215,600                     153,842

Weighted average fair value of:
    Options granted                         $     3.01                   $    2.44                   $    2.73

Available for future grant at year end         111,214                     154,471                     238,088

The following table summarizes information about Plan awards outstanding at December 31, 2002:

                                                 Options Outstanding                          Options Exercisable
                                 -------------------------------------------------------  --------------------------------
                                                                             Weighted                           Weighted
                                                   Weighted Average           Average                            Average
                                    Number            Remaining            Exercisable         Number           Exercise
        Exercise Price            Outstanding      Contractual Life           Price         Exercisable          Price
------------------------------   -------------    ------------------      -------------    --------------    -------------
                       $ 11.19         49,640         3.50 years          $     11.19           49,640       $     11.19
                         13.92         49,692         4.33 years                13.92           49,692             13.92
                         18.50         49,175         5.33 years                18.50           49,175             18.50
                         11.00         62,500         6.50 years                11.00           62,500             11.00
                          6.00         72,150         7.33 years                 6.00           48,100              6.00
                          5.00         82,400         8.33 years                 5.00           27,467              5.00
                          7.10         46,625         9.33 years                 7.10                -                 -
                                 -------------                                               ------------
                                      412,182                                                  286,574
                                 =============                                               ============

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

--------------------------------------------------------------------------------
NOTE 10 - Stockholders' Equity (cont.)
================================================================================

A reconciliation of the numerators and the denominators of earnings per share and earnings per share assuming dilution are:

                                                                                                   Per Share
                                                                    Income             Shares        Amount
                                                                  ------------     -------------   ---------

    2002
         Earnings                                                 $    501,434           876,492    $    0.57
                                                                                                   ==========
         Effect of options                                                                45,611
                                                                                   -------------
         Earnings - assuming dilution                             $    501,434           922,103    $    0.54
                                                                  ============     =============   ==========
    2001
         Earnings                                                 $    247,711           876,492    $    0.28
                                                                                                   ==========
         Effect of options                                                                 3,121
                                                                                   -------------
         Earnings - assuming dilution                             $    247,711           879,613    $    0.28
                                                                  ============     =============   ==========
    2000
         Earnings                                                 $    160,661           876,492    $    0.18
                                                                                                   ==========
         Effect of options                                                                     -
                                                                                   -------------
         Earnings - assuming dilution                             $    160,661           876,492    $    0.18
                                                                  ============     =============   ==========

--------------------------------------------------------------------------------
NOTE 11 - Income Taxes
================================================================================

The provision for income taxes included in the accompanying consolidated financial statements consists of the following components at December 31:

                                                   2002            2001           2000
                                               ------------    -----------    -----------
    Current Taxes
         Federal                               $    166,595    $         -    $         -
         State                                       22,884              -              -
                                               ------------    -----------    -----------
                                                    189,479              -              -
                                               ------------    -----------    -----------
    Deferred Income Taxes
         Federal                                     50,450         78,607         41,770
         State                                        7,939         12,369          6,573
                                               ------------    -----------    -----------
                                                     58,389         90,976         48,343
                                               ------------    -----------    -----------
         Total Provision for Income Taxes      $    247,868    $    90,976    $    48,343
                                               ============    ===========    ===========

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001
--------------------------------------------------------------------------------
NOTE 11 - Income Taxes (cont.)
================================================================================

The net deferred tax assets in the accompanying consolidated balance sheets include the following amounts of deferred tax assets and liabilities at December 31:

                                                         2002          2001
                                                     -----------   -----------
    Deferred Tax Assets
         Allowance for loan losses                   $   235,732   $   136,194
         Deferred compensation                           255,287       188,808
         Salary continuation                              22,526        16,095
         Net operating loss carryforward                      -        169,920
         Other                                             8,887         6,926
    Deferred Tax Liabilities
         Depreciation                                    (42,299)       (7,488)
         Federal Home Loan Bank Stock dividends           (7,673)            -
         Prepaid expenses                                (20,394)            -
                                                     -----------   -----------
                                                     $   452,066   $   510,455
                                                     ===========   ===========

Management believes it is more likely than not, that the gross deferred tax assets will be fully realized. Therefore, no valuation allowance has been recorded as of December 31, 2002 and 2001.

A reconciliation of statutory federal income taxes based upon income before taxes to the provision for federal and state income taxes for the period, as summarized previously, is as follows:

                                                  2002                         2001                         2000
                                     -------------------------------------------------------------------------------------
                                                     % of Pretax                  % of Pretax                  % of Pretax
                                         Amount        Income         Amount        Income         Amount        Income
                                     -------------------------------------------------------------------------------------
    Reconciliation of statutory to
      effective rates
      Federal income taxes at
        statutory rate               $      254,763      34.00%   $      115,154      34.00%   $       71,061      34.00%
          Adjustments for
             Increases in taxes
               resulting from state
               income taxes, net of
               federal tax benefit           37,057       4.95                 -         -                  -         -
             Increase in cash
               surrender value of
               life insurance               (45,476)     (6.07)          (37,948)    (11.20)          (36,790)        -
             Other - net                      1,524       0.20            13,770       4.07            14,072         -
                                     --------------  ---------    --------------  ---------    --------------  ---------
    Effective Income Taxes -
      Operations                     $      247,868      33.08%   $       90,976      26.87%   $       48,343      34.00%
                                     ==============  =========    ==============  =========    ==============  =========


--------------------------------------------------------------------------------
NOTE 12 - Profit-Sharing Plan
================================================================================

The Company has a trusteed 401(k) plan. The Company contributed $45,326, $24,156, and $8,077 in 2002, 2001, and 2000, respectively.

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

--------------------------------------------------------------------------------
NOTE 13 - Salary Continuation Agreement
================================================================================

The Company has entered into salary continuation agreements with various executive officers. The agreements provide for the payment of specified amounts upon the employee's retirement or death which is being accrued over the anticipated remaining period of employment. Amounts accrued and included within other liabilities were $648,760 and $479,817 as of December 31, 2002 and 2001, respectively. Expenses recognized for future benefits under these agreements totaled $185,287, $167,653, and $155,555 in 2002, 2001, and 2000, respectively.

Although not part of the agreement, the Company purchased paid-up life insurance on the officers which could provide funding for the payment of benefits. Included in other assets is $2,252,516 and $2,135,105 of related cash surrender value as of December 31, 2002 and 2001, respectively.

--------------------------------------------------------------------------------
NOTE 14 - Facilities Lease
================================================================================

On May 31, 2000, the Company exercised the option to purchase the building it had been leasing and therefore, there was no lease expense in 2002 or 2001. Lease expense for the year ended December 31, 2000 was $94,956.

--------------------------------------------------------------------------------
NOTE 15 - Commitments and Contingencies
================================================================================

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

A summary of the contract or notional amount of the Company's exposure to off-balance-sheet risk as of December 31, 2002 and 2001 is as follows:

                                                                                          2002           2001
                                                                                      ------------   ------------
Financial instruments whose contract amounts represent credit risk:
         Commitments to extend credit                                                 $ 18,173,438   $ 17,098,705
         Credit card commitments                                                      $  1,139,875   $  1,074,593
         Standby letters of credit                                                    $     87,558   $     35,600

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

--------------------------------------------------------------------------------
NOTE 15 - Commitments and Contingencies (cont.)
================================================================================

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

As of December 31, 2002, the Company and the subsidiary Bank do not engage in the use of interest rate swaps, futures or option contracts.

--------------------------------------------------------------------------------
NOTE 16 - Concentration of Credit Risk
================================================================================

Practically all of the subsidiary Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the subsidiary Bank's market area. Although the subsidiary Bank has a diversified loan portfolio, the ability of their debtors to honor their contracts is dependent on the economic conditions of the counties surrounding the subsidiary Bank. The concentration of credit by type of loan is set forth in Note 4.

--------------------------------------------------------------------------------
NOTE 17 - Retained Earnings
================================================================================

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

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

--------------------------------------------------------------------------------
NOTE 18 - Regulatory Capital Requirements
================================================================================

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

Quantitative measures established by regulation to ensure capital adequacy requires the Company and the subsidiary Bank to maintain minimum amounts and ratios (set forth in the table that follows) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes that as of December 31, 2002 and 2001 the Company and the subsidiary Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent notification from the regulatory agencies categorized the subsidiary Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since these notifications that management believes have changed the institution's category.

Listed below is a comparison of the Company's and the subsidiary Bank's actual capital amounts with the minimum requirements for well capitalized and adequately capitalized banks, as defined by the federal regulatory agencies' Prompt Corrective Action Rules, as of December 31, 2002 and 2001.

                                                                                                  To Be Well Capitalized
                                                                      For Capital Adequacy       Under Prompt Corrective
                                                 Actual                     Purposes                Action Provisions
                                       -----------------------------------------------------------------------------------
                                           Amount         Ratio        Amount         Ratio        Amount         Ratio
                                       -----------------------------------------------------------------------------------
As of December 31, 2002
   Total capital (to risk weighted
      assets)
      RidgeStone Financial Services,
        Inc                            $     8,367,515      11.0%  $     6,061,205       8.0%        N/A           N/A
      RidgeStone Bank                  $     7,992,691      10.6%  $     6,044,781       8.0%  $     7,555,976      10.0%
   Tier 1 capital (to risk weighted
      assets)
      RidgeStone Financial Services,
        Inc                            $     7,631,397      10.1%  $     3,030,603       4.0%        N/A           N/A
      RidgeStone Bank                  $     7,256,573       9.6%  $     3,022,390       4.0%  $     4,533,585       6.0%
   Tier 1 capital (to average assets)
      RidgeStone Financial Services,
        Inc                            $     7,631,397       9.2%  $     3,315,520       4.0%        N/A           N/A
      RidgeStone Bank                  $     7,256,573       8.8%  $     3,302,280       4.0%  $     4,127,850       5.0%
As of December 31, 2001
   Total capital (to risk weighted
      assets)
      RidgeStone Financial Services,
        Inc                            $     7,469,625      12.6%  $     4,753,785       8.0%        N/A           N/A
      RidgeStone Bank                  $     7,035,487      11.9%  $     4,741,435       8.0%  $     5,926,723      10.0%
   Tier 1 capital (to risk weighted
      assets)
      RidgeStone Financial Services,
        Inc                            $     6,924,821      11.7%  $     2,376,893       4.0%        N/A           N/A
      RidgeStone Bank                  $     6,490,683      11.0%  $     2,370,717       4.0%  $     3,556,076       6.0%
   Tier 1 capital (to average assets)
      RidgeStone Financial Services,
        Inc                            $     6,924,821       9.2%  $     3,015,600       4.0%        N/A           N/A
      RidgeStone Bank                  $     6,490,683       8.6%  $     3,009,600       4.0%  $     3,762,000       5.0%


               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

--------------------------------------------------------------------------------
NOTE 19 - Fair Value of Financial Instruments
================================================================================

The estimated fair values of financial instruments at December 31, 2002 and 2001 are as follows:

                                                               2002                                   2001
                                               -------------------------------------  -----------------------------------
                                                                     Estimated Fair                       Estimated Fair
                                                Carrying Amount          Value         Carrying Amount         Value
                                               -----------------  -----------------   -----------------  -----------------
FINANCIAL ASSETS
    Cash and cash equivalents                  $      4,431,478   $      4,431,478    $      9,601,962   $      9,601,962
                                               =================  =================   =================  =================
    Interest bearing deposits in banks         $         87,427   $         87,427    $         84,509   $         84,509
                                               =================  =================   =================  =================
    Marketable securities                      $        138,460   $        138,460    $         97,100   $         97,100
                                               =================  =================   =================  =================
    Non marketable equity securities           $        230,800   $        230,800    $        161,300   $        161,300
                                               =================  =================   =================  =================
    Loans, net                                 $     73,250,825   $     73,035,436    $     55,459,810   $     56,022,467
                                               =================  =================   =================  =================
    Loans held for sale                        $      2,160,021   $      2,160,021    $      1,029,200   $      1,029,200
                                               =================  =================   =================  =================
    Cash surrender of life insurance policies  $      2,252,516   $      2,252,516    $      2,135,105   $      2,135,105
                                               =================  =================   =================  =================
    Accrued interest receivable                $        321,561   $        321,561    $        336,070   $        336,070
                                               =================  =================   =================  =================
FINANCIAL LIABILITIES

    Deposits                                   $     71,185,940   $     71,439,883    $     63,745,020   $     63,917,373
                                               =================  =================   =================  =================
    Federal funds purchased                    $      1,112,000   $      1,112,000    $             -    $             -
                                               =================  =================   =================  =================
    Other borrowings                           $      4,500,000   $      4,605,852    $             -    $             -
                                               =================  =================   =================  =================
    Accrued interest payable                   $        421,005   $        421,005    $        459,359   $        459,359
                                               =================  =================   =================  =================

The estimated fair value of fee income on letters of credit at December 31, 2002 and 2001 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at December 31, 2002 and 2001.

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

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

--------------------------------------------------------------------------------
NOTE 20 - RidgeStone Financial Services, Inc (Parent Company Only) Financial Information
================================================================================

                            CONDENSED BALANCE SHEETS
                                                                                            December 31,
                                                                                    --------------------------
                                                                                         2002          2001
                                                                                    --------------------------
ASSETS
   Cash and due from banks                                                          $    87,061 $     123,674
   Interest bearing deposits in banks                                                    87,427        84,509
   Available for sale securities - stated at fair value                                 138,460        97,100
   Investment in subsidiary                                                           7,256,573     6,730,683
   Accrued interest receivable and other assets                                          31,949        15,649
                                                                                    ----------- -------------

          TOTAL ASSETS                                                              $ 7,601,470 $   7,051,615
                                                                                    =========== =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES -
   Accrued interest payable and other liabilities                                   $       559 $          -
                                                                                    ----------- ------------
STOCKHOLDERS' EQUITY
   Preferred stock, no par value, 2,000,000 shares authorized, no
       shares issued                                                                         -             -
   Common stock, no par value,
       10,000,000 shares authorized, 877,659 and
       876,492 shares issued and outstanding in 2002 and 2001,
       respectively                                                                   8,423,619     8,417,117
   Retained earnings                                                                   (807,465)   (1,308,899)
                                                                                    ----------- -------------
                                                                                      7,616,154     7,108,218
   Accumulated other comprehensive income (loss)                                        (15,243)      (56,603)
                                                                                    ----------- -------------
       Total Stockholders' Equity                                                     7,600,911     7,051,615
                                                                                    ----------- -------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 7,601,470 $   7,051,615
                                                                                    =========== =============

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

--------------------------------------------------------------------------------
NOTE 20 - RidgeStone Financial Services, Inc (Parent Company Only) Financial Information (cont.)
================================================================================

                                         CONDENSED STATEMENTS OF INCOME

                                                                               Years Ended December 31,
                                                                      ----------------------------------------

                                                                         2002          2001          2000
                                                                      -----------  ------------ ------------
INCOME
   Interest on deposits in banks                                      $     2,917  $      3,476 $      7,465
   Securities losses                                                           -             -        (9,164)
   Other income                                                             4,500         9,964        4,500
                                                                      -----------  ------------ ------------
       Total Income                                                         7,417        13,440        2,801
                                                                      -----------  ------------ ------------
EXPENSES
   Salaries                                                                 4,150             -            -
   Professional fees                                                       28,923        23,034       24,517
   Other expenses                                                          15,100           164        5,483
                                                                      -----------  ------------ ------------
       Total Expenses                                                      48,173        23,198       30,000
                                                                      -----------  ------------ ------------
Income before income taxes and equity in
   undistributed earnings of subsidiary                                   (40,756)       (9,758)     (27,199)
   Less:  Applicable income taxes (benefit)                               (16,300)       (3,900)      (9,249)
                                                                      -----------  ------------ ------------
Income before equity in undistributed earnings of
   subsidiary                                                             (24,456)       (5,858)     (17,950)
Equity in undistributed earnings of subsidiaries                          525,890       253,569      178,611
                                                                      -----------  ------------ ------------
       NET INCOME                                                     $   501,434  $    247,711 $    160,661
                                                                      ===========  ============ ============

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

--------------------------------------------------------------------------------
NOTE 20 - RidgeStone Financial Services, Inc (Parent Company Only) Financial Information (cont.)
================================================================================

                       CONDENSED STATEMENTS OF CASH FLOW

                                                                                 Years Ended December 31,
                                                                       -------------------------------------
                                                                              2002        2001          2000
                                                                       ----------- -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                         $   501,434 $   247,711  $    160,661
    Adjustments to reconcile net income to net cash
      flows from operating activities
        Loss on sale of investment securities                                    -           -         9,164
        Equity in undistributed income of subsidiary                      (525,890)   (253,569)     (178,611)

        Net change in
           Accrued interest receivable and other assets                    (16,300)     106,100     (109,249)
           Accrued interest payable and other liabilities                      559           -             -
                                                                       -----------  -----------  -----------
        Net Cash Flows from Operating Activities                           (40,197)     100,242     (118,035)
                                                                       -----------  -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net change in interest bearing deposits in banks                        (2,918)      31,525       142,131
    Activity in available for sale securities
        Sales                                                                    -            -         8,086
        Purchases                                                                -      (35,474)      (13,541)
                                                                       -----------  -----------  ------------
        Net Cash Flows from Investing Activities                            (2,918)      (3,949)      136,676
                                                                       -----------  -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES -
    Common stock issued                                                      6,502            -             -
                                                                       -----------  -----------  ------------

           Net Change in Cash and Cash Equivalents                         (36,613)      96,293        18,641

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                              123,674       27,381         8,740
                                                                       -----------  -----------  ------------

    CASH AND CASH EQUIVALENTS - END OF YEAR                            $    87,061  $   123,674  $     27,381
                                                                       ===========  ===========  ============


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure


Following recent regulatory changes resulting from the Sarbanes-Oxley Act of 2002, the Company and its independent auditors, Virchow, Krause & Company, LLP ("Virchow"), determined that Virchow would not be able to continue to provide the internal audit outsourcing function previously provided by Virchow while acting as the Company's independent auditors. As a result, on March 18, 2003, Virchow informed the Audit Committee of the Board of Directors of the Company that it would decline to stand for re-appointment as the Company's independent auditors, and the Company engaged Wipfli Ulrich Bertelson LLP as its new independent accountants, to act as the principal accountants in auditing the Company's financial statements for fiscal 2003. The information required by Item 8 is contained in the section entitled "Item 4. Changes in Registrant's Certifying Accountant" on the Company's Current Report on Form 8-K filed on March 20, 2003, and is incorporated herein by reference.


Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The information required by this Item is hereby incorporated by reference to the information under the captions entitled "Election of Directors," "Executive Officers" and "Miscellaneous - Section 16(a) Beneficial Ownership Reporting Compliance" set forth in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders (the "Proxy Statement").

Item 10. Executive Compensation

The information required by this Item is hereby incorporated by reference to the information under the captions entitled "Board of Directors - Director Compensation" and "Executive Compensation" set forth in the Proxy Statement.

Iten 11. Security Ownership of Certain Beneficial Owners and Management and
          Related Stockholder Matters

The information with respect to Item 403 of Regulation S-B is hereby incorporated by reference to the information under the caption entitled "Principal Shareholders" set forth in the Proxy Statement.

The information with respect to Item 201(d) of Regulation S-B as of December 31, 2002, is as follows:

                      Equity Compensation Plan Information
                                                                                             Number of securities
                                                                                            remaining available for
                                 Number of securities to be   Weighted-average exercise      future issuance under
                                  issued upon exercise of        price of outstanding      equity compensation plans
                                    outstanding options,        options, warrants and        (excluding securities
Plan category                       warrants and rights                 rights             reflected in column (a))
-------------                       -------------------                 ------             ------------------------
                                            (a)                          (b)                          (c)

Equity compensation
     plans approved by
     security holders                     412,182                       $9.91                       111,214
Equity compensation
     plans not approved
     by security holders                    N/A                          N/A                          N/A
Total                                     412,182                       $9.91                       111,214

Item 12. Certain Relationships and Related Transactions

The information required by this Item is hereby incorporated by reference to the information under the caption entitled "Certain Transactions" set forth in the Proxy Statement.

Item 13. Exhibits and Reports on Form 8-K

          (a)  Exhibits

          Reference is made to the separate exhibit index contained on page E-1 hereof.

          (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2002.

Item 14.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), within 90 days prior to the filing date of this Annual Report on Form 10-KSB, an evaluation was carried out under the supervision and with the participation of Company management, including its Chairman of the Board, President and Chief Executive Officer and its Senior Vice President and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-KSB was being prepared.

(b) Changes in internal controls. There were not any significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2003.

                                        RIDGESTONE FINANCIAL SERVICES, INC.


                                        By:  /s/ Paul E. Menzel
                                             -----------------------------------
                                             Paul E. Menzel
                                             Chairman of the Board, President
                                             and Chief Executive Officer

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 20, 2003:


              Signatures                             Title
              ----------                             -----
/s/ Paul E. Menzel                       Chairman of the Board, President, Chief
------------------------------           Executive Officer and Director
Paul E. Menzel                           (Principal Executive Officer)

/s/ William R. Hayes                     Sr. Vice President, Treasurer and
------------------------------           Director (Principal Financial and
William R. Hayes                         Accounting Officer)

/s/ Christine V. Lake                    Executive Vice President,
------------------------------           Secretary and Director
Christine V. Lake

/s/ Bernard E. Adee                      Director
------------------------------
Bernard E. Adee

/s/ John F. Goodnow                      Director
------------------------------
John F. Goodnow

/s/ Gregory J. Hoesly                    Director
------------------------------
Gregory J. Hoesly

/s/ John E. Horning                      Director
------------------------------
John E. Horning

/s/ Charles G. Niebler                   Director
------------------------------
Charles G. Niebler

/s/ James E. Renner                      Director
------------------------------
James E. Renner

                                         Director
------------------------------
Richard A. Streff

                                         Director
------------------------------
William J. Tetzlaff

                                 CERTIFICATIONS

I, Paul E. Menzel, certify that:

1. I have reviewed this annual report on Form 10-KSB of Ridgestone Financial Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                      Date:  March 20, 2003


                                      /s/ Paul E. Menzel
                                      ------------------------------------------
                                      Paul E. Menzel
                                      Chairman of the Board, President and Chief
                                      Executive Officer

I, William R. Hayes, certify that:

1. I have reviewed this annual report on Form 10-KSB of Ridgestone Financial Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                           Date:  March 20, 2003


                                           /s/ William R. Hayes
                                           -------------------------------------
                                           William R. Hayes
                                           Senior Vice President and Treasurer

                                INDEX TO EXHIBITS
                                -----------------

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

                                INDEX TO EXHIBITS
                                -----------------

Exhibit No.                                  Exhibit Description
-----------                                  -------------------

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

*10.13 Form of Split Dollar Agreement, dated October 20, 1998, by and between Ridgestone Bank and each of Christine V. Lake and William
               R. Hayes. [Incorporated by reference to Exhibit 10.5 to Ridgestone Financial Services, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 (File No. 0-27984)]

*10.14 First Amendment to Ridgestone Bank Incentive Retirement Agreement, dated April 24, 2002, by and between Ridgestone Bank and Christine V. Lake. [Incorporated by reference to Exhibit 10 to Ridgestone Financial Services, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 (File No. 0-27984)]

*10.15 Employment Agreement, dated as of January 1, 2003, by and between Ridgestone Bank and William R. Hayes.

21 Subsidiaries of Ridgestone Financial Services, Inc. [Incorporated by reference to Exhibit 21 to Ridgestone Financial Services, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-27984)]

23             Independent Auditor's Consent

99.1 Written Statement of the Chairman of the Board, President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

99.2 Written Statement of the Senior Vice President and Treasurer Pursuant to 18 U.S.C. Section 1350

                                INDEX TO EXHIBITS
                                -----------------

Exhibit No.                                  Exhibit Description
-----------                                  -------------------

99.3 Definitive Proxy Statement for the Company's 2003 annual meeting of shareholders scheduled to he held on April 22, 2003 (previously filed with the Commission under Regulation 14A on March 24, 2003 and incorporated by reference herein to extent indicated in this Form 10-KSB).


               *This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB pursuant to Item 13(a) of Form 10-KSB.