Form 10QSB
period 2003-03-31
RIDGESTONE FINANCIAL SERVICES INC
filed 2003-05-15
CIK 1001791

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB





[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO _________


Commission file number 0-27984


                       Ridgestone Financial Services, Inc.
         ---------------------------------------------------------------
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

                                   262-789-1011
                            -------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No
                                                             ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

     Class                                Outstanding as of March 31, 2003
     -----                                --------------------------------
     Common Stock, no par value                        877,659

Transitional Small Business Disclosure Format:  Yes    No X
                                                   ---   ---

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY

                                      INDEX

                                                                            Page
                                                                          Number
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements............................................ 1

              Consolidated Balance Sheets at
              March 31, 2003 and December 31, 2002............................ 1

              Consolidated Statements of Income
              For the Three  Months Ended March 31, 2003 and 2002 ............ 2

              Consolidated Statements of Cash Flows
              For the Three Months Ended March 31, 2003 and 2002.............. 3

              Consolidated Statements of Stockholders' Equity
              For the Three Months Ended March 31, 2003 and 2002.............. 4

              Notes to Consolidated Financial Statements...................... 5


     Item 2.  Management's Discussion and Analysis............................ 6

     Item 3. Controls and Procedures..........................................11


PART II - OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K................................12


SIGNATURES     ...............................................................13

CERTIFICATIONS ...............................................................14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                                 BALANCE SHEETS
                      March 31, 2003 and December 31, 2002


                                                                      March 31,          December 31,
                                                                        2003                2002
                                                                    (Unaudited)
                                                                 -----------------    ----------------
ASSETS
Cash and due from banks                                               $ 4,145,560         $ 4,431,478
Federal funds sold                                                              0                   0
                                                                 -----------------    ----------------
   Cash and cash equivalents                                            4,145,560           4,431,478

Interest bearing deposits in banks                                         87,991              87,427
Available for sale securities - stated at fair value                      116,500             138,460
Loans, less allowance for loan losses of $766,118
and $736,118 in 2003 and 2002, respectively                            75,386,314          73,250,825
Mortgage loans held for sale                                            3,819,500           2,160,021
Premises and equipment, net                                             2,490,131           2,488,734
Cash surrender value of life insurance                                  2,269,016           2,252,516
Accrued interest receivable and other assets                            1,264,043           1,157,560
                                                                 -----------------    ----------------

   Total Assets                                                       $89,579,055         $85,967,021
                                                                 =================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY LIABILITIES
Deposits:
   Demand                                                             $15,042,666         $14,352,801
   Savings and NOW                                                     28,318,043          29,680,304
   Other Time                                                          29,398,458          27,152,835
                                                                 -----------------    ----------------
      Total deposits                                                   72,759,167          71,185,940

Borrowed funds                                                          7,562,000           5,612,000
Accrued interest payable and other liabilities                          1,468,255           1,568,170
                                                                 -----------------    ----------------

   Total Liabilities                                                   81,789,422          78,366,110
                                                                 -----------------    ----------------

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 2,000,000 shares authorized,
     no shares issued
Common stock, no par value, 10,000,000 shares authorized;
    877,659 shares issued and
outstanding                                                             8,423,619           8,423,619
Accumulated deficit                                                     (609,432)           (807,465)
Accumulated other comprehensive loss                                     (24,554)            (15,243)
                                                                 -----------------    ----------------

   Total Stockholders' Equity                                           7,789,633           7,600,911
                                                                 -----------------    ----------------

   Total Liabilities and Stockholders' Equity                         $89,579,055         $85,967,021
                                                                 =================    ================


                                 RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF INCOME
                                     Three Months Ended March 31, 2003 and 2002
                                                     (Unaudited)


                                                                         Three Months Ended
                                                               March 31,                     March 31,
                                                                  2003                          2002
                                                         -----------------------       -----------------------
Interest income
      Interest and fees on loans                                    $ 1,258,655                   $ 1,032,162
      Interest on federal funds sold                                          0                        30,485
      Interest on deposits in banks                                         565                           717
                                                         -----------------------       -----------------------
            Total interest income                                     1,259,220                     1,063,364
                                                         -----------------------       -----------------------

Interest expense
      Interest on deposits                                              320,765                       391,881
      Interest on borrowed funds                                         58,214                        19,855
                                                         -----------------------       -----------------------
            Total interest expense                                      378,979                       411,736
                                                         -----------------------       -----------------------
Net interest income before provision for loan losses                    880,241                       651,628
Provision for loan losses                                                30,000                        35,000
                                                         -----------------------       -----------------------
Net interest income after provision for loan losses                     850,241                       616,628
                                                         -----------------------       -----------------------

Noninterest income
      Service charges on deposit accts                                   35,627                        31,757
      Secondary market loan fees                                         89,911                        29,435
      Gain on sale of other real estate                                   2,321                             0
      Increase in cash surrender value                                   31,500                        43,304
      Other income                                                       58,732                        22,678
                                                         -----------------------       -----------------------
            Total noninterest income                                    218,091                       127,174
                                                         -----------------------       -----------------------

Noninterest expense
      Salaries and employee benefits                                    437,847                       401,993
      Occupancy and equipment expense                                    57,703                        57,487
      Other expenses                                                    266,061                       175,725
                                                         -----------------------       -----------------------
              Total noninterest expense                                 761,611                       635,205
                                                         -----------------------       -----------------------

Income before income taxes                                              306,721                       108,597

Provision for income taxes                                              108,688                        31,300
                                                         -----------------------       -----------------------

Net income                                                           $  198,033                     $  77,297
                                                         =======================       =======================

Earnings per share
      Basic                                                          $      .23                      $    .09
      Diluted                                                        $      .21                      $    .09

Weighted average shares outstanding                                     877,659                       876,492


                         RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Three Months Ended March 31, 2003 and 2002
                                             (Unaudited)

                                                                   Three Months Ended
                                                                       March 31,              March 31,
                                                                         2003                   2002
                                                                 ------------------     -------------------
Cash flows from operating activities:
     Net income                                                        $   198,033            $     77,297
          Adjustments to reconcile net income to
               net cash flows from operating activities:
               Depreciation                                                 38,400                  39,000
               Provision for loan losses                                    30,000                  35,000
               Net increase in cash surrender value                        (16,500)                      0
          Net change in:
               Mortgage loans held for sale                             (1,659,479)                564,700
               Accrued interest receivable and other assets               (437,165)               (535,742)
               Accrued interest payable and other liabilities              173,888                 183,372
                                                                 ------------------     -------------------
                    Net cash flows from operating activities            (1,672,823)                363,627
                                                                 ------------------     -------------------

Cash flows from investing activities:
          Net increase in interest-bearing deposits in banks                  (564)                   (718)
          Net increase in loans                                         (2,095,961)             (3,194,897)
          Additions to premises and equipment                              (39,797)                (94,312)
                                                                 ------------------     -------------------
                    Net cash flows from investing activities            (2,136,322)             (3,289,927)
                                                                 ------------------     -------------------

Cash flows from financing activities:
          Net increase in deposits                                       1,573,227               3,382,883
          Proceeds from borrowed funds                                   1,950,000               3,000,000
                                                                 ------------------     -------------------
                    Net cash flows from financing activities             3,523,227               6,382,883
                                                                 ------------------     -------------------

                       Net change in cash and cash equivalents            (285,918)               3,456,583

Cash and cash equivalents - beginning                                  $ 4,431,478            $  9,601,962
                                                                 ------------------     -------------------
Cash and cash equivalents - ending                                     $ 4,145,560            $ 13,058,545
                                                                 ==================     ===================

Supplemental cash flow disclosures

            Cash paid for interest                                     $   352,014            $    294,648
            Cash paid for income taxes                                 $   188,740            $          0


                                   RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       Three Months Ended March 31, 2003 and 2002
                                                      (Unaudited)


                                                                                        Accumulated
                                                                                           Other
                                                 Common            Accumulated         Comprehensive
                                                  Stock              Deficit               Loss                Total

Balances, December 31, 2001                   $   8,417,117        $ (1,308,899)         $  (56,603)       $  7,051,615
Comprehensive income:
     Net income - three months                                           77,297                                  77,297
     Other comprehensive income-
          change in unrealized loss on
          securities available for sale                                                      11,400              11,400
                                                                                                          ---------------
     Total comprehensive income                                                                                  88,697
                                                                                                          ---------------
Balances, March 31, 2002                      $   8,417,117        $ (1,231,602)         $  (45,203)       $  7,140,312
                                            ================    ================    ==================    ===============

Balances, December 31, 2002                   $   8,423,619           $(807,465)         $  (15,243)       $  7,600,911

Comprehensive income:
     Net income - three months                                          198,033                                 198,033
     Other comprehensive loss-change in
          unrealized loss on securities
          available for sale                                                                 (9,311)             (9,311)
                                                                                                          ---------------
         Total comprehensive income                                                                             188,722
                                                                                                          ---------------

Balances, March 31, 2003
                                              $   8,423,619        $   (609,432)         $  (24,554)       $  7,789,633
                                            ================    ================    ==================    ===============


               RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              March, 2003 and 2002
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Ridgestone Financial Services, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of the Company's financial position as of March 31, 2003 and December 31, 2002 and the Company's results of operations, changes in stockholder equity, and cash flows for the three months ended March 31, 2003 and 2002 have been made. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Ridgestone Bank (the "Bank"). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The consolidated income of the Company is principally from the income of the Bank. The Bank grants commercial, residential and consumer loans and accepts deposits from customers primarily in southeastern Wisconsin. The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products. Additionally, the Company and the Bank are subject to the regulations of certain regulatory agencies and undergo periodic examination by those regulatory agencies.

NOTE 3 - STOCK-BASED COMPENSATION PLAN

At March 31, 2003, the Company has a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under this plan had an exercise price equal to the approximate market value of the underlying common stock on the date of grant. The following table illustrates, in accordance with SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                                March 31, 2003                March 31, 2002
          Net income - as reported                                           $          198,033            $           77,297
          Deduct: Total stock-based employee compensation expense
                determined under a fair value based method for all awards
                granted, net of related tax effects                                      28,764                        36,495
                        Pro forma net income                                 $          169,269            $           40,802
                                                                                ================              ================

          Basic earnings per share - as reported                             $             0.23            $             0.09
                        Pro forma basic earnings per share                   $             0.19            $             0.05

          Diluted earnings per share - as reported                           $             0.21            $             0.09
                        Pro forma diluted earnings per share                 $             0.18            $             0.05


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

     Allowance for Loan Losses. The allowance for loan losses is determined using a methodology which reserves currently for those loans in which it is determined that a loss is probable based on characteristics of the individual loan, historical loss patterns of similar, "homogeneous" loans and environmental factors unique to each measurement date. The allowance for loan losses is determined in accordance with FASB Statements 5 and 114 and provides for losses that have potentially been incurred as of the balance sheet date. The allowance is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. The reserving methodology used by the Company has the following components:

     Specific reserve. On a monthly basis, management reviews all past due loans and loans previously classified in order to classify or reclassify loans requiring attention, or those with potential losses. Problem loans include credits that have been identified as having underlying problems based on assessment of the borrowers' business or collateral. Included in this group are those nonaccrual loans that meet the criteria as being "impaired". A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Ranges of loss are determined based on best- and worst- case scenarios for each loan.

     Reserves for homogeneous loan pools. The Company makes a significant number of loans which, due to their underlying similar characteristics, are assessed for loss as "homogeneous" pools. The homogeneous pools of loans are made up of commercial, commercial real estate, residential mortgages and consumer loans. All of the loans included in the homogeneous pools have been excluded from the specific reserve allocation previously discussed. The Company allocates the allowance for loan losses to each loan category based on a defined methodology that has been in use, without material change, for several years. The methodology is based on historical loss information and regulatory averages.

     Actual loss ratios experienced in the future could vary from those projected. This uncertainty occurs because other factors affecting the determination of probable losses inherent in the loan portfolio may exist which are not necessarily captured by the application of historical loss ratios. To ensure a higher degree of confidence, an unallocated allowance is also maintained. The unallocated portion of the allowance reflects management's view that the allowance should have a margin that recognizes the imprecision underlying the process of estimating expected credit losses. Determination of the probable losses inherent in the portfolio, which are not necessarily captured by the allocated methodology discussed above, involves the exercise of judgment. Factors considered in the evaluation of the adequacy of the Company's unallocated allowance include portfolio exposure due to concentration in specific industries. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

     Deferred Taxes. Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to the allowance for loan losses, deferred compensation, and net operating loss carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The following is a discussion of the Company's Financial Condition and Results of Operations as of and for the three months ended March 31, 2003. The discussion provides additional analysis of the financial statements and should be read in conjunction with that information.


FINANCIAL CONDITION

TOTAL ASSETS. Total assets of the Company as of March 31, 2003 were $89,579,055 compared to $85,967,021 as of December 31, 2002, an increase of $3,612,034 or 4%. The increase was primarily the result of loan growth and an increase in long-term mortgage loans held for sale in the secondary loan market.

CASH AND CASH EQUIVALENTS. Cash and due from banks which represent cash maintained at the Bank and funds that the Bank and the Company have deposited in other financial institutions, was $4,145,560 at March 31, 2003, compared to $4,431,478 at December 31, 2002. The decrease of $286,000 was primarily due to net loan activity which used cash of $3,755,000 funded by a $1,573,000 net increase in deposits and $1,950,000 of proceeds from borrowed funds.

INVESTMENT SECURITIES. The Company's investment portfolio currently consists of securities placed in the available for sale category which may be liquidated to provide cash for operating or financing purposes. The available-for-sale securities portfolio decreased to $116,500 at March 31, 2003 from $138,460 at December 31, 2002 as a result of a decrease in the market value of available for sale securities.

LOANS. Loan demand remained strong with an increase of $2,165,489, or 3%, as total loans prior to the allowance for loan losses grew from $73,986,943 as of December 31, 2002 to $76,152,432 as of March 31, 2003. There were $3,819,500 and
$2,160,021 of mortgage loans held for sale at March 31, 2003 and December 31, 2002, respectively. These loans represent loans originated with the intent to be sold in the secondary loan market. The Company has secondary market sales commitments for these loans mitigating interest rate risk on loans held for sale.

At March 31, 2003, the mix of the loan portfolio included Commercial loans of $33,697,182 or 44% of total loans; Commercial Real Estate loans of $22,858,984 or 30% of total loans; Residential Real Estate loans of $18,919,075 or 25% of total loans; and Consumer loans of $677,191 or 1% of total loans.

At December 31, 2002, the mix of the loan portfolio included Commercial loans of $33,532,942 or 45% of total loans; Commercial Real Estate loans of $25,831,597 or 35% of total loans; Residential Real Estate loans of $13,783,616 or 19% of total loans; and Consumer loans of $838,788 or 1% of total loans.

ALLOWANCE FOR LOAN LOSSES. Based on the loss estimates described in "General - Critical Accounting Policies - Allowance for Loan Losses," management determines its best estimate of the required loan loss reserve. Management's evaluation of these factors resulted in an allowance for loan losses of $766,118 or 1.01% of gross loans at March 31, 2003 compared to $736,118 or 0.99% of gross loans at December 31, 2002.

The resulting provisions for loan losses are the amounts required to maintain the allowance for loan losses at levels deemed necessary by management after taking into consideration charge-offs and recoveries. The provisions for loan losses for the three months ended March 31, 2003 and 2002 were $30,000 and $35,000, respectively. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated. For additional information regarding the Company's allowance for loan losses, see "Results of Operations - Provision for Loan Losses" below.

DEPOSITS. Deposits as of March 31, 2003 were $72,759,167 compared to $71,185,940 at December 31, 2002, an increase of $1,573,227 or 2%, with the majority of growth in time deposits.

BORROWED FUNDS. In November 2000, the Bank became a member of the Federal Home Loan Bank (the "FHLB"). As a member, the Bank has the capacity to borrow funds from the FHLB up to a predetermined amount based on the amount of certain types of loans carried by the Bank.

The Bank continued to see strong and increasing demand for loans and mortgage loans held for sale in the secondary market during fiscal 2002 and the first three months of 2003. As a result of this increasing demand, in order to fund loan growth, the Bank borrowed $4,500,000 from the FHLB during fiscal 2002, with applicable interest rates ranging from 3.61% to 3.99% and with varying maturities through May 2004. On March 31, 2003, the Bank also purchased $3,062,000 in Federal Funds, which are inter-bank funds with daily maturities, resulting in total borrowings of $7,562,000 as of March 31, 2003.

LIQUIDITY. For banks, liquidity generally represents the ability to meet withdrawals from deposits and the funding of loans. The assets that provide liquidity are cash, federal funds sold and securities. Further, subject to certain limits, the Company has the ability to acquire additional funds through short-term borrowings from other financial institutions. Liquidity needs are influenced by economic conditions, interest rates and competition. The loan-to-deposit ratio prior to the allowance for loan losses on March 31, 2003 was 105% compared to 104% at December 31, 2002. The funds needed to meet the increase in loan growth during the first quarter of 2003 came from deposit growth and short-term borrowings.

Management continues to place emphasis on generating deposits in the local community to keep pace with increasing loan demand.

Net cash used in operating activities for the three months ended March 31, 2003, was $1,672,823. The cash was primarily used to fund increased mortgage loans held for sale in the secondary market. Mortgage loans held for sale in the secondary market increased to $3,819,500 at March 31, 2003 compared to $2,160,021 at December 31, 2002.

OFF-BALANCE SHEET LIABILITIES. The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. These financial instruments are recorded in the financial statement when they are funded or related fees are incurred or received.

As of March 31, 2003, the Company had $18,199,346 in financial instruments with off-balance sheet risk compared to $19,400,871 at December 31, 2002.

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

CAPITAL RESOURCES. Capital ratios applicable to the Bank and the Company at March 31, 2003 and December 31, 2002 were as follows:

                                                                                                   To Be Well Capitalized
                                                                         For Capital Adequacy      Under Prompt Corrective
                                                   Actual                      Purposes               Action Provisions
                                          -------------------------    -------------------------   -------------------------
                                              Amount        Ratio          Amount       Ratio          Amount        Ratio
                                          ---------------  --------    --------------- ---------   ---------------  --------
As of March 31, 2003
    Total capital (to risk weighted
    assets)
       Ridgestone Financial Services,      $   8,580,000    10.7 %      $   6,408,000     8.0 %      $    N/A         N/A
       Inc.
       Ridgestone Bank                     $   8,228,000    10.3 %      $   6,381,000     8.0 %      $  7,976,000    10.0 %
    Tier 1 capital (to risk weighted
    assets)
       Ridgestone Financial Services,      $   7,814,000     9.8 %      $   3,204,000     4.0 %      $    N/A         N/A
       Inc.
       Ridgestone Bank                     $   7,462,000     9.4 %      $   3,190,000     4.0 %      $  4,786,000     6.0 %
    Tier 1 capital (to average assets)
       Ridgestone Financial Services,      $   7,814,000     9.0 %      $   3,488,000     4.0 %      $    N/A         N/A
       Inc.
       Ridgestone Bank                     $   7,462,000     8.6 %      $   3,475,000     4.0 %      $  4,344,000     5.0 %
As of December 31, 2002
    Total capital (to risk weighted
    assets)
       Ridgestone Financial Services,      $   8,368,000    11.0 %      $   6,061,000     8.0 %      $    N/A         N/A
       Inc.
       Ridgestone Bank                     $   7,993,000    10.6 %      $   6,045,000     8.0 %      $  7,556,000    10.0 %
    Tier 1 capital (to risk weighted
    assets)
       Ridgestone Financial Services,      $   7,631,000    10.1 %      $   3,031,000     4.0 %      $    N/A         N/A
       Inc.
       Ridgestone Bank                     $   7,257,000     9.6 %      $   3,022,000     4.0 %      $  4,534,000     6.0 %
    Tier 1 capital (to average assets)
       Ridgestone Financial Services,      $   7,631,000     9.2 %      $   3,316,000     4.0 %      $    N/A         N/A
       Inc.
       Ridgestone Bank                     $   7,257,000     8.8 %      $   3,302,000     4.0 %      $  4,128,000     5.0 %


Management intends to maintain capital levels in excess of minimums established by the regulatory authorities. The Bank was categorized as "well capitalized" under the regulatory framework for capital adequacy as of March 31, 2003 and December 31, 2002.

RESULTS OF OPERATIONS

NET INCOME. For the three months ended March 31, 2003, the Company reported net income of $198,033, an increase of $120,736 or 156% compared to net income of $77,297 for the three months ended March 31, 2002. The increase for the three months is attributed primarily to net interest margin improvement, growth in loans and an increase in non-interest income.

NET INTEREST INCOME. Total interest income increased by $195,856 for the three months ended March 31, 2003 as compared with the same period in 2002. Total interest expense decreased by $32,757 for the three months ended March 31, 2002 as compared with the same period in 2002. For the three months ended March 30, 2003, the Company's net interest margin improved to 4.56% compared to 3.94% for the same period in 2002. Net interest income before provision for loan losses for the three months ended March 31, 2003 was $880,241 compared to $651,628 for the same period in 2002, an increase of $228,613 or 35%. The net interest income increase for the three months ended March 31, 2003 compared to the same period last year is primarily due to loan growth and net interest margin improvement.

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

The Company made a loan loss provision of $30,000 in the first three months of 2003 compared with a provision of $35,000 during the same period in 2002. The provision was made to bring the allowance to the amount determined necessary by management based on the analysis performed.

NON-INTEREST INCOME. Total non-interest income was $218,091 for the three months ended March 31, 2003 compared to $127,174 for the same period in 2002, an increase of $90,917 or 71%. The increase in non-interest income for the three months ended March 31, 2003 is primarily due to gains on sales of loans related to long-term mortgage loans sold in the secondary market.

NON-INTEREST EXPENSE. Total non-interest expenses were $761,611 for the three months ended March 31, 2003 compared to $635,205 for the same period in 2002, an increase of $126,406 or 20%. The increase in non-interest expenses for the three months ended March 31, 2003 is attributed primarily to increased personnel expenses and general operating expenses.


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


ITEM 3.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chairman of the Board, President and Chief Executive Officer and its Senior Vice President and Treasurer, of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer concluded that the Company's disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

          99.1 Written Statement of the Chairman of the Board, President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

          99.2 Written Statement of the Senior Vice President and Treasurer Pursuant to 18 U.S.C. Section 1350


     b.   Reports on Form 8-K

          The Company did file a Current Report on Form 8-K during the quarter ended March 31, 2003.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      RIDGESTONE FINANCIAL SERVICES, INC.


Date:   May 13, 2003                  /s/ Paul E. Menzel
                                      ----------------------------------------
                                      Paul E. Menzel
                                      Chairman of the Board, President and Chief
                                      Executive Officer


Date:   May 13, 2003                  /s/ William R. Hayes
                                      ----------------------------------------
                                      William R. Hayes
                                      Senior Vice President and Treasurer

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

                                      Date:  May 13, 2003

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

                                           Date:  May 13, 2003


                                           /s/ William R. Hayes
                                           -------------------------------------
                                           William R. Hayes
                                           Senior Vice President and Treasurer