Form 10QSB
period 2003-06-30
RIDGESTONE FINANCIAL SERVICES INC
filed 2003-08-14
CIK 1001791

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO _________


Commission file number 0-27984


                       Ridgestone Financial Services, Inc.
        (Exact name of small business issuer as specified in its charter)


                 Wisconsin                                  39-1797151
      -------------------------------                    ----------------
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

     Class                           Outstanding as of June 30, 2003
     -----                           -------------------------------
     Common Stock, no par value                  877,659

Transitional Small Business Disclosure Format: Yes    No X

              RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                          Number

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements............................................. 1

             Consolidated Balance Sheets at
             June 30, 2003 and December 31, 2002.............................. 1

             Consolidated Statements of Income
             For the Three and Six Months Ended June 30, 2003 and 2002 ....... 2

             Consolidated Statements of Cash Flows
             For the Six Months Ended June 30, 2003 and 2002.................. 3

             Consolidated Statements of Stockholders' Equity
             For the Six Months Ended June 30, 2003 and 2002.................. 4

             Notes to Consolidated Financial Statements....................... 5


    Item 2.  Management's Discussion and Analysis............................. 6

    Item 3.  Controls and Procedures......................................... 12


PART II - OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders............. 13


    Item 6.  Exhibits and Reports on Form 8-K................................ 13



SIGNATURES  ................................................................. 14

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

              RIDGESTONE FINANCIAL SERVICES, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2003 and December 31, 2002

                                                          June 30,            December 31,
                                                            2003                  2002
                                                        (Unaudited)
                                                     ------------------    ------------------
ASSETS
Cash and due from banks                              $       5,513,181     $       4,431,478
                                                     ------------------    ------------------
    Total cash and cash equivalents                          5,513,181             4,431,478
                                                     ------------------    ------------------

Interest bearing deposits in banks                              88,559                87,427
Available for sale securities-stated at fair value             554,200               138,460



Loans receivable                                            77,381,225            73,986,943
Less: Allowance for estimated loan losses                     (810,157)             (736,118)
                                                     ------------------    ------------------
Net loans receivable                                        76,571,068            73,250,825
                                                     ------------------    ------------------
Mortgage loans held for sale                                 4,068,000             2,160,021
Premises and equipment, net                                  2,517,711             2,488,734
Cash surrender value of life insurance                       2,296,016             2,252,516
Accrued interest receivable and other assets                 1,322,827             1,157,560
                                                     ------------------    ------------------

       Total Assets                                  $      92,931,562     $      85,967,021
                                                     ==================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
       Demand                                        $      17,037,561     $      14,352,801
       Savings and NOW                                      28,444,379            29,680,304
       Other Time                                           31,368,541            27,152,835
                                                     ------------------    ------------------
         Total deposits                                     76,850,481            71,185,940
                                                     ------------------    ------------------

Federal funds purchased                                         85,000             1,112,000
Other borrowings                                             4,500,000             4,500,000
Accrued interest payable and other liabilities               1,963,081             1,568,170
Guaranteed preferred beneficial interests in the
    Corporation's subordinated debentures                    1,500,000                     0

                                                     ------------------    ------------------
       Total Liabilities                                    84,898,562            78,366,110
                                                     ------------------    ------------------

STOCKHOLDERS' EQUITY
Preferred  stock, no par value, 2,000,000 shares authorized,
    no shares issued                                                 0                     0
Common stock, no par value: 10,000,000 shares authorized;
    877,659 shares issued and outstanding                    8,423,619             8,423,619
Accumulated deficit                                           (390,918)             (807,465)
Accumulated other comprehensive income (loss), net of tax          299               (15,243)
                                                     ------------------    ------------------

       Total Stockholders' Equity                            8,033,000             7,600,911
                                                     ------------------    ------------------

       Total Liabilities and Stockholders' Equity    $      92,931,562     $      85,967,021
                                                     ==================    ==================

               RIDGESTONE FINANCIAL SERVICES, INC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               Three and Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                        Three Months Ended         Six Months Ended
                                       ---------------------    ----------------------

                                        June 30,    June 30,     June 30,     June 30,
                                          2003        2002         2003         2002
                                       ---------   ---------    ---------    ---------

Interest income
      Interest and fees on loans      $1,283,657  $1,085,715   $2,542,312   $2,117,877
      Interest on federal funds sold           3      25,748            3       56,233
      Interest on deposits in banks          568         727        1,133        1,444
                                       ---------   ---------    ---------    ---------
          Total interest income        1,284,228   1,112,190    2,543,448    2,175,554
                                       ---------   ---------    ---------    ---------

Interest expense
      Interest on deposits               297,350     375,249      618,115      767,131
      Interest on borrowed funds          53,312      35,190      111,526       55,044
                                       ---------   ---------    ---------    ---------
          Total interest expense         350,662     410,439      729,641      822,175
                                       ---------   ---------    ---------    ---------

Net interest income before provision
      for loan losses                    933,566     701,751    1,813,807    1,353,379

Provision for loan losses                 45,000      25,000       75,000       60,000
                                       ---------   ---------    ---------    ---------
Net interest income after provision
       for loan losses                   888,566     676,751    1,738,807    1,293,379
                                       ---------   ---------    ---------    ---------

Non-interest income
      Secondary market loan fees         142,169      17,596      232,080       47,031
      Gain on sale of other real
        estate                            11,317           0       13,638            0
      Service charges on deposit
        accounts                          39,230      37,033       74,856       68,790
      Increase in cash surrender
        value                             31,500      21,978       63,000       65,283
      Other income                        34,683      32,670       93,415       55,347
                                       ---------   ---------    ---------    ---------
          Total noninterest income       258,899     109,277      476,989      236,451
                                       ---------   ---------    ---------    ---------

Non-interest expense
      Salaries and employee benefits     456,755     398,577      894,602      800,570
      Occupancy and equipment expense     64,963      55,845      122,666      128,332
      Other expense                      285,897     164,696      551,958      325,421
                                       ---------   ---------    ---------    ---------
          Total noninterest expense      807,615     619,118    1,569,226    1,254,323
                                       ---------   ---------    ---------    ---------

Income before income taxes               339,850     166,910      646,570      275,507
                                       ---------   ---------    ---------    ---------

Provision for income taxes               121,335      53,904      230,023       85,204
                                       ---------   ---------    ---------    ---------

Net income                            $  218,515  $  113,006   $  416,547   $  190,303
                                       =========   =========    =========    =========

Earnings per share -- Basic           $     0.25  $     0.13   $     0.47   $     0.22
                   -- Diluted         $     0.23  $     0.12   $     0.44   $     0.21

Average shares outstanding               877,659     876,492      877,659      876,492
Book value                                  9.15        8.31         9.15         8.31

               RIDGESTONE FINANCIAL SERVICES, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                                                               Six Months Ended
                                                                                    June 30,                      June 30,
                                                                                      2003                          2002
                                                                                    --------                      --------
Cash flows from operating activities:
       Net income                                                               $        416,547               $       190,303
       Adjustments to reconcile net income to net cash
           used in operating activities:
               Depreciation                                                               76,800                        78,000
               Provision for loan losses                                                  75,000                        60,000
               Net increase in cash surrender value                                      (43,500)                      (65,283)
       Net change in:
              Mortgage loans held for sale                                            (1,907,979)                      245,400
              Accrued interest receivable and other assets                              (508,598)                     (390,681)
              Accrued interest payable and other liabilities                             738,044                       511,406
                                                                                ----------------               ---------------
                    Net cash provided by (used in) operating activities               (1,153,686)                      629,145
                                                                                ----------------               ---------------

Cash flows from investing activities:
       Net increase in interest-bearing deposits                                          (1,132)                       (1,444)
       Activity in available for sale securities:
           Purchase of available for sale securities                                    (400,000)                      (50,000)
       Net increase in loans                                                          (3,395,243)                   (8,690,510)
       Additions to premises and equipment                                              (105,777)                     (125,980)
                                                                                ----------------               ---------------
                    Net cash used in investing activities                             (3,902,152)                   (8,867,934)
                                                                                ----------------               ---------------
Cash flows from financing activities:
       Net increase in deposits                                                        5,664,541                     4,211,765
       Proceeds of other borrowings                                                            0                     4,500,000
       Net change in federal funds purchased                                          (1,027,000)                            0
       Issuance of subordinated debentures                                             1,500,000                             0
                                                                                ----------------               ---------------
                    Net cash provided by financing activities                          6,137,541                     8,711,765
                                                                                ----------------               ---------------

                            Net change in cash and cash equivalents                    1,081,703                       472,976

Cash and cash equivalents - beginning                                                  4,431,478                     9,601,962
                                                                                ----------------               ---------------
Cash and cash equivalents - ending                                              $      5,513,181               $    10,074,938
                                                                                ================               ===============
Supplemental cash flow disclosures
       Cash paid for interest                                                   $        733,978               $       817,568
       Cash paid for income taxes                                               $        284,740               $             0

               RIDGESTONE FINANCIAL SERVICES, INC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Six Months Ended June 30, 2003 and 2002


                                                                                          Accumulated
                                                                                             Other
                                                    Common            Retained            Comprehensive
                                                    Stock             Earnings            Income (Loss)             Total
                                                    -----             --------            -------------             -----
Balances
    December 31, 2001                           $  8,417,117        $ (1,308,899)          $    (56,603)         $  7,051,615

Net income                                                               190,303                                      190,303

Other comprehensive income - change in net
    unrealized gain on securities available
    for sale, net of tax                                                                         43,450                43,450
                                                                                                                 ------------
     Total comprehensive income                                                                                       233,753
                                                ------------        ------------           ------------          ------------
Balances
    June 30, 2002                               $  8,417,117        $ (1,118,596)          $    (13,153)         $  7,285,368
                                                ============        ============           ============          ============
Balances
    December 31, 2002                           $  8,423,619        $   (807,465)          $    (15,243)         $  7,600,911

Net income                                                               416,547                                      416,547

Other comprehensive income - change in net
    unrealized gain on securities available
    for sale, net of tax                                                                         15,542                15,542
                                                                                                                 ------------
     Total comprehensive income                                                                                       432,089
                                                ------------        ------------           ------------          ------------
Balances
    June 30, 2003                               $  8,423,619        $   (390,918)          $        299          $  8,033,000
                                                ============        ============           ============          ============

              RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June, 2003 and 2002
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Ridgestone Financial Services, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ridgestone Bank (the "Bank") and Ridgestone Capital Trust I. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

NOTE 3 - STOCK-BASED COMPENSATION PLAN

At June 30, 2003, the Company has a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the approximate market value of the underlying common stock on the date of grant. The following table illustrates, in accordance with SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                                          June 30, 2003                 June 30, 2002
   Net income - as reported                                               $     416,547                 $     190,303
   Deduct: Total stock-based employee compensation expense
         determined under a fair value based method for all awards
         granted, net of related tax effects                                     57,529                        72,989
                 Pro forma net income                                     $     359,018                 $     117,314
                                                                          =============                 =============
   Basic earnings per share - as reported                                 $        0.47                 $        0.22
                 Pro forma basic earnings per share                       $        0.41                 $        0.13

   Diluted earnings per share - as reported                               $        0.44                 $        0.21
                 Pro forma diluted earnings per share                     $        0.38                 $        0.13

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

On June 30, 2003, Ridgestone Capital Trust I (the "Capital Trust"), a Delaware business trust wholly owned by the Company, completed the sale of $1.5 million trust preferred securities (the "Trust Preferred Securities"). The Trust Preferred Securities mature in 30 years and have a 7.00% fixed rate from June 30, 2003 through June 29, 2008. The rate resets on June 30, 2008, and every five years thereafter on June 30, to the five year rate of the LIBOR Swap Curve (as made available on Bloomberg Financial Markets) plus 3.50 percentage points. The distribution rate for the first ten years (until June 29, 2013) may not exceed 12%. The Trust Preferred Securities may be called in part or in full on June 30, 2008 and quarterly thereafter, with 30 days notice, in a minimum principal amount of $500,000 and in increments of $10,000 thereafter. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures on June 30, 2033 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem the Debentures on or after June 30, 2008.

The Trust Preferred Securities were sold in a private placement to institutional investors. Capital Trust used the proceeds from the offering to purchase a like amount of the Company's Junior Subordinated Debentures (the "Debentures"). The Debentures are the sole assets of the Capital Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements.

The Company has fully and unconditionally guaranteed all of the obligations of Capital Trust. The guarantee covers the quarterly distributions and payments on liquidation or redemption of the Trust Preferred Securities, but only to the extent of funds held by the Capital Trust. The Trust Preferred Securities qualify under the risk-based capital guidelines as Tier1 capital for regulatory purposes.

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

The following is a discussion of the Company's Financial Condition and Results of Operations as of and for the three months and six months ended June 30, 2003. The discussion provides additional analysis of the financial statements and should be read in conjunction with that information.


Financial Condition

Total Assets. Total assets of the Company as of June 30, 2003 were $92,931,562 compared to $85,967,021 as of December 31, 2002, an increase of $6,964,541 or 8%. The increase was primarily the result of loan growth, an increase in long-term mortgage loans held for sale in the secondary market, and an increase in cash and due from banks as a result of the issuance of the Debentures.

Cash and Cash Equivalents. Cash and due from banks, which represent cash maintained at the Bank and funds that the Bank and the Company have deposited in other financial institutions, was $5,513,181 at June 30, 2003, compared to $4,431,478 at December 31, 2002. The increase of $1,081,703 was primarily due to the proceeds from the Company's issuance of the Debentures on June 30, 2003.

Investment Securities. The Company's investment portfolio currently consists of securities placed in the available for sale category which may be liquidated to provide cash for operating or financing purposes. The available-for-sale securities portfolio increased to $554,200 at June 30, 2003 from $138,460 at December 31, 2002 primarily as a result of the purchase of additional securities.

Loans. Loan demand remained strong with an increase of $3,394,282, or 5%, as total loans prior to the allowance for loan losses grew from $73,986,943 as of December 31, 2002 to $77,381,225 as of June 30, 2003. The low rate environment created an opportunity for refinancing mortgages in the long-term, fixed rate market which resulted in a $1,907,979 increase in mortgage loans held for sale, from $2,160,021 at December 31, 2002 to $4,068,000 at June 30, 2003. These loans represent loans originated with the intent to be sold in the secondary loan market. The Company has secondary market sales commitments for these loans mitigating interest rate risk on loans held for sale.

At June 30, 2003, the mix of the loan portfolio included Commercial loans of $37,846,637 or 49% of total loans; Commercial Real Estate loans of $20,488,853 or 26% of total loans; Residential Real Estate loans of $18,351,500 or 24% of total loans; and Consumer loans of $694,235 or 1% of total loans.

At December 31, 2002, the mix of the loan portfolio included Commercial loans of $33,532,942 or 45% of total loans; Commercial Real Estate loans of $25,831,597 or 35% of total loans; Residential Real Estate loans of $13,783,616 or 19% of total loans; and Consumer loans of $838,788 or 1% of total loans.

Allowance for Loan Losses. Based on the loss estimates described in "General - Critical Accounting Policies - Allowance for Loan Losses," management determines its best estimate of the required allowance. Management's evaluation of these factors resulted in an allowance for loan losses of $810,157 or 1.05% of gross loans at June 30, 2003 compared to $736,118 or 0.99% of gross loans at December 31, 2002.

The resulting provisions for loan losses are the amounts required to maintain the allowance for loan losses at levels deemed necessary by management after taking into consideration charge-offs and recoveries. The provisions for loan losses for the six months ended June 30, 2003 and 2002 were $75,000 and $60,000, respectively. There were no recoveries for the six months ended June 30, 2003. During the six months ended June 30, 2003, a $962 loan was charged-off compared to $70,684 for the same period in 2002. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated. For additional information regarding the Company's allowance for loan losses, see "Results of Operations - Provision for Loan Losses" below.

Deposits. Deposits as of June 30, 2003 were $76,850,481 compared to $71,185,940 at December 31, 2002, an increase of $5,664,541 or 8%, with the majority of growth in demand and other time deposits.

Borrowed Funds. In November 2000, the Bank became a member of the Federal Home Loan Bank (the "FHLB"). As a member, the Bank has the capacity to borrow funds from the FHLB up to a predetermined amount based on the amount of certain types of loans carried by the Bank.

The Bank continued to see strong and increasing demand for loans and mortgage loans held for sale in the secondary market during fiscal 2002 and the first six months of 2003. As a result of this increasing demand, in order to fund loan growth, the Bank borrowed $4,500,000 from the FHLB during fiscal 2002, with applicable interest rates ranging from 3.61% to 3.99% and with varying maturities through May 2004. On June 30, 2003, the Bank also purchased $85,000 in Federal Funds, which are inter-bank funds with daily maturities.

Liquidity. For banks, liquidity generally represents the ability to meet withdrawals from deposits and the funding of loans. The assets that provide liquidity are cash, federal funds sold and securities. Further, subject to certain limits, the Company has the ability to acquire additional funds through short-term borrowings from other financial institutions. Liquidity needs are influenced by economic conditions, interest rates and competition. The loan-to-deposit ratio prior to the allowance for loan losses on June 30, 2003 was 101% compared to 104% at December 31, 2002. The funds needed to meet the increase in loan growth during the first six months of 2003 came primarily from deposit growth. Management continues to place emphasis on generating deposits in the local community to keep pace with increasing loan demand.

Net cash used in operating activities for the six months ended June 30, 2003, was $1,153,686. The cash was primarily used to fund increased mortgage loans held for sale in the secondary market. Mortgage loans held for sale in the secondary market increased to $4,068,000 at June 30, 2003 compared to $2,160,021 at December 31, 2002.

On July 23, 2003, during the Company's third fiscal quarter, the Company announced that its Board of Directors authorized the repurchase of up to 50,000 shares of its outstanding common stock. As of August 1, 2003, the Company had repurchased 50,000 shares at a weighted average purchase price of $9.76 per share. The Company had no further authorization to repurchase additional shares as of August 1, 2003.

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

As of June 30, 2003, the Company had $18,016,808 in financial instruments with off-balance sheet risk compared to $19,400,871 at December 31, 2002.

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

Capital Resources. Capital ratios applicable to the Bank and the Company at June 30, 2003 and December 31, 2002 were as follows:


                                                                                                    To Be Well Capitalized
                                                                         For Capital Adequacy      Under Prompt Corrective
                                                   Actual                      Purposes               Action Provisions
                                           ------------------------     -----------------------     ------------------------
                                              Amount        Ratio          Amount       Ratio          Amount        Ratio
                                           -------------  ---------     -------------  --------     -------------  ---------
As of June 30, 2003
    Total capital (to risk weighted
    assets)
       Ridgestone Financial Services, Inc. $  10,343,000     12.2 %     $   6,761,000     8.0 %     $         N/A      N/A
       Ridgestone Bank                     $   9,028,000     10.7 %     $   6,731,000     8.0 %     $   8,414,000     10.0 %
    Tier 1 capital (to risk weighted
    assets)
       Ridgestone Financial Services, Inc. $   9,533,000     11.3 %     $   3,380,000     4.0 %     $         N/A      N/A
       Ridgestone Bank                     $   8,198,000      9.7 %     $   3,365,000     4.0 %     $   5,048,000      6.0 %
    Tier 1 capital (to average assets)
       Ridgestone Financial Services, Inc. $   9,533,000     10.8 %     $   3,533,000     4.0 %     $         N/A      N/A
       Ridgestone Bank                     $   8,198,000      9.8 %     $   3,518,000     4.0 %     $   4,397,000      4.0 %
As of December 31, 2002
    Total capital (to risk weighted
    assets)
       Ridgestone Financial Services, Inc. $   8,368,000     11.0 %     $   6,061,000     8.0 %     $         N/A      N/A
       Ridgestone Bank                     $   7,993,000     10.6 %     $   6,045,000     8.0 %     $   7,556,000     10.0 %
    Tier 1 capital (to risk weighted
    assets)
       Ridgestone Financial Services, Inc. $   7,631,000     10.1 %     $   3,031,000     4.0 %     $         N/A      N/A
       Ridgestone Bank                     $   7,257,000      9.6 %     $   3,022,000     4.0 %     $   4,534,000      6.0 %
    Tier 1 capital (to average assets)
       Ridgestone Financial Services, Inc. $   7,631,000      9.2 %     $   3,316,000     4.0 %     $         N/A      N/A
       Ridgestone Bank                     $   7,257,000      8.8 %     $   3,302,000     4.0 %     $   4,128,000      4.0 %


Management intends to maintain capital levels in excess of minimums established by the regulatory authorities. The Bank was categorized as "well capitalized" under the regulatory framework for capital adequacy as of June 30, 2003 and December 31, 2002.

Results of Operations

Net Income. For the three months ended June 30, 2003, the Company reported net income of $218,515, an increase of $105,509 or 93% compared to net income of $113,006 for the three months ended June 30, 2002. Net income was $416,547 for the six months ended June 30, 2003 as compared to net income of $190,303 for the same period in 2002, an increase of $226,244 or 119%. The increase for the three and six months ended June 30, 2003 is attributed primarily to continued net interest margin improvement, growth in loans and increases in non-interest income related to fees on secondary market loans related to long-term mortgage loans sold in the secondary market.

Net Interest Income. Total interest income increased by $172,038 for the three months ended June 30, 2003 and increased by $367,894 for the six months ended June 30, 2003 as compared with the same periods in 2002. Total interest expense decreased by $59,777 for the three months ended June 30, 2002 and decreased by $92,534 for the six months ended June 30, 2003 as compared with the same periods in 2002. For the three months ended June 30, 2003, the Company's net interest margin improved to 4.69% compared to 4.10% for the same period in 2002. Net interest income before provision for loan losses for the three months ended June 30, 2003 was $933,566 compared to $701,751 for the same period in 2002, an increase of $231,815 or 33%. Net interest income before loan loss provision for the six months ended June 30, 2003 was $1,813,807 compared to $1,353,379 for the same period last year, an increase of $460,428 or 34%. The increase for the three and six months ended June 30, 2003 compared to the same period last year is primarily due to loan growth and net interest margin improvement.

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

The Company made a provision for loan losses of $75,000 in the first six months of 2003 compared with a provision of $60,000 during the same period in 2002. The provision was made to bring the allowance to the amount determined necessary by management based on the analysis performed.

Non-Interest Income. Total non-interest income was $258,899 for the three months ended June 30, 2003 compared to $109,277 for the same period in 2002, an increase of $149,622 or 137%. Total non-interest income was $476,989 for the six months ended June 30, 2003 compared to $236,451 for the same period in 2002, an increase of $240,538 or 102%. The increase in non-interest income for the three and six months ended June 30, 2003 is primarily due to fees on secondary market loans related to long-term mortgage loans sold in the secondary market.

Non-Interest Expense. Total non-interest expenses were $807,615 for the three months ended June 30, 2003 compared to $619,118 for the same period in 2002, an increase of $188,497 or 30%. Total non-interest expenses were $1,569,226 for the six months ended June 30, 2003 compared to $1,254,323 for the same period in 2002, an increase of $314,903 or 25%. The increase in non-interest expenses for the three and six months ended June 30, 2003 is attributed primarily to legal and accounting costs related to compliance with new legislation, along with increased marketing and personnel expenses.


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

Item 3. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Chairman of the Board, President and Chief Executive Officer of the Company and the Senior Vice President and Treasurer of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c), as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, they concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

There has been no change in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's annual meeting of shareholders held on April 22, 2003, the following individuals were elected to the Board of Directors to hold office until the 2006 annual meeting of shareholders and until their successors are duly elected and qualified.

   Directors              Shares Voted For          Authority to Vote Withheld
   Bernard E. Adee            852,782                         3,942
   Gregory J. Hoesly          852,782                         3,942
   Christine V. Lake          852,782                         3,942

The following table sets forth the other directors of the Company whose terms of office continued after the 2003 annual meeting:

         Name of Director         Year in Which Term Expires
         Paul E. Menzel                     2004
         Charles G. Niebler                 2004
         James E. Renner                    2004
         John F. Goodnow                    2005
         William R. Hayes                   2005
         John E. Horning                    2005

Item 6. Exhibits and Reports on Form 8-K

     a.   Exhibits

          31.1 Certification by Paul E. Menzel (Chairman of the Board, President and Chief Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification by William R. Hayes (Senior Vice President and Treasurer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32 Certification by Paul E. Menzel (Chairman of the Board, President and Chief Executive Officer) and William R. Hayes (Senior Vice President and Treasurer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b.   Reports on Form 8-K

The Company did not file a Current Report on Form 8-K during the quarter ended June 30, 2003. The Company furnished the following Current Reports on Form 8-K during the quarter ended June 30, 2003:


Date of Report    Date Furnished    Items
--------------    --------------    -----
April 22, 2003    April 22, 2003    Item 9 (furnished under Item 12), including
                                    Consolidated Balance Sheets at March 31, 2003 and
                                    December 31, 2002 and Consolidated Statements of
                                    Income for the three months ended March 31, 2003 and
                                    2002

June 30, 2003     June 30, 2003     Item 9

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     RIDGESTONE FINANCIAL SERVICES, INC.


Date:   August 13, 2003              /s/ Paul E. Menzel
                                     ------------------
                                     Paul E. Menzel
                                     Chairman of the Board, President and Chief
                                     Executive Officer


Date:   August 13, 2003              /s/ William R. Hayes
                                     --------------------
                                     William R. Hayes
                                     Senior Vice President and Treasurer