Form 10QSB
period 2003-09-30
RIDGESTONE FINANCIAL SERVICES INC
filed 2003-11-14
CIK 1001791

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO _________

Commission file number 0-27984

Ridgestone Financial Services, Inc.
(Exact name of small business issuer as specified in its charter)

Wisconsin	39-1797151
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

13925 West North Avenue
Brookfield, Wisconsin 53005
(Address of principal executive offices)

      262-789-1011
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class	Outstanding as of September 30, 2003
Common Stock, no par value	829,659

Transitional Small Business Disclosure Format: Yes ___ No   X

RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

INDEX

Page Number
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements	1
Consolidated Balance Sheets as of
September 30, 2003 and December 31, 2002	1
Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2003 and 2002	2
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2003 and 2002	3
Consolidated Statements of Stockholders' Equity
For the Nine Months Ended September 30, 2003 and 2002	4
Notes to Consolidated Financial Statements	5
Item 2. Management's Discussion and Analysis	6
Item 3. Controls and Procedures	12
PART II - OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	13
SIGNATURES	14

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2003 and December 31, 2002

	September 30, 2003 (Unaudited)	December 31, 2002
ASSETS
Cash and due from banks	$3,893,557	$4,431,478
Federal Funds sold	4,801,000	0

Total cash and cash equivalents	8,694,557	4,431,478

Interest bearing deposits in banks	549,719	87,427
Available for sale securities-stated at fair value	949,700	138,460

Loans receivable	75,543,025	73,986,943
Less: Allowance for estimated loan losses	(688,833)	(736,118)

Net loans receivable	74,854,192	73,250,825

Mortgage loans held for sale	418,250	2,160,021
Premises and equipment, net	2,491,223	2,488,734
Cash surrender value of life insurance	2,323,016	2,252,516
Accrued interest receivable and other assets	1,159,024	1,157,560

Total Assets	$91,439,681	$85,967,021

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$15,464,853	$14,352,801
Savings and NOW	28,914,465	29,680,304
Other Time	31,633,736	27,152,835

Total deposits	76,013,054	71,185,940

Federal funds purchased	0	1,112,000
Other borrowings	4,500,000	4,500,000
Accrued interest payable and other liabilities	1,719,121	1,568,170
Guaranteed preferred beneficial interests in the
corporation's subordinated debentures	1,500,000	0

Total Liabilities	83,732,175	78,366,110

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 2,000,000 shares authorized,
no shares issued	0	0
Common stock, no par value, 10,000,000 shares authorized,
879,659 and 877,659 shares issued, respectively	8,433,619	8,423,619
Treasury stock, 50,000 and 0 shares at cost, respectively	(493,015)	0
Accumulated deficit	(232,798)	(807,465)
Accumulated other comprehensive loss	(300)	(15,243)

Total Stockholders' Equity	7,707,506	7,600,911

Total Liabilities and Stockholders' Equity	$91,439,681	$85,967,021

RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Months Ended September 30, 2003 and 2002
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Interest income
Interest and fees on loans	$1,203,047	$1,177,255	$3,745,360	$3,295,132
Interest on federal funds sold	13,867	7,229	13,870	63,462
Interest on deposits in banks	3,042	735	4,175	2,179

Total interest income	1,219,956	1,185,219	3,763,405	3,360,773

Interest expense
Interest on deposits	320,450	358,193	906,572	1,125,323
Interest on borrowed funds	14,013	46,200	157,532	101,245
Interest on preferred securities	27,125	0	27,125	0

Total interest expense	361,588	404,393	1,091,229	1,226,568

Net interest income before provision
for loan losses	858,368	780,826	2,672,176	2,134,205
Provision for loan losses	273,000	65,000	348,000	125,000

Net interest income after provision
for loan losses	585,368	715,826	2,324,176	2,009,205
Non-interest income
Secondary market loan fees	182,489	61,872	414,569	108,903
Gain on sale of other real estate	0	0	13,638	0
Service charges on deposit accounts	42,878	44,193	117,734	112,983
Gain on sale of available for sale securities	5,290	0	5,290	0
Increase in cash surrender value	31,500	30,150	94,500	103,604
Other income	37,291	27,205	130,706	74,381

Total non-interest income	299,448	163,420	776,437	399,871

Non-interest expense
Salaries and employee benefits	359,361	405,034	1,253,963	1,205,604
Occupancy and equipment expense	48,978	64,362	171,644	192,694
Other expense	236,557	190,490	788,515	515,911

Total non-interest expense	644,896	659,886	2,214,122	1,914,209

Income before income taxes	239,920	219,360	886,491	494,867

Provision for income taxes	81,801	74,371	311,824	159,575

Net income	$158,119	$144,989	$574,667	$335,292

Earnings per share -Basic	$0.19	$0.17	$0.66	$0.38
-Diluted	$0.17	$0.16	$0.60	$0.37
Average shares outstanding	845,116	876,923	866,692	876,633

RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2003 and 2002
(Unaudited)

	Nine Months Ended
	September 30, 2003	September 30, 2002
Cash flows from operating activities:
Net income	$574,667	$335,292
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	115,200	117,000
Gain on sale of available for sale securities	(5,290)	0
Provision for loan losses	348,000	125,000
Net increase in cash surrender value	(70,500)	(91,347)
Net change in:
Mortgage loans held for sale	1,741,771	(1,612,700)
Accrued interest receivable and other assets	(1,464)	(399,138)
Accrued interest payable and other liabilities	150,951	627,954

Net cash provided by (used in) operating activities	2,853,335	(897,939)

Cash flows from investing activities:
Net increase in interest-bearing deposits	(462,292)	(2,180)
Proceeds from sale of available for sale
securities	108,993	0
Purchase of available for sale securities	(900,000)	(50,000)
Net increase in loans	(1,951,367)	(13,253,085)
Additions to premises and equipment	(117,689)	(95,980)

Net cash used in investing activities	(3,322,355)	(13,401,245)

Cash flows from financing activities:
Net increase in deposits	4,827,114	1,694,387
Net increase (decrease) in borrowed funds	(1,112,000)	6,792,000
Purchase of treasury stock	(493,015)	0
Proceeds from issuance of common stock	10,000	6,502
Issuance of subordinated debentures	1,500,000	0

Net cash provided by financing activities	4,732,099	8,492,889

Net change in cash and cash equivalents	4,263,079	(5,806,295)

Cash and cash equivalents, beginning	4,431,478	9,601,962

Cash and cash equivalents, ending	$8,694,557	$3,795,667

Supplemental cash flow disclosures
Cash paid for interest	$1,113,027	$715,285
Cash paid for income taxes	$387,740	$0

RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2003 and 2002
(Unaudited)

	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances
December 31, 2001	$8,417,117	$0	$(1,308,899)	$(56,603)	$7,051,615
Net income		0	335,292		335,292
Other comprehensive income-change in
net unrealized gain on securities
available for sale, net of tax				33,900	33,900

Total comprehensive income					369,192

Common stock issued	6,502				6,502

Balances
September 30, 2002	$8,423,619	$0	(973,607)	$(22,703)	$7,427,309

Balances
December 31, 2002	$8,423,619	$0	(807,465)	$(15,243)	$7,600,911
Net income			574,667		574,667
Other comprehensive incone-change in
net unrealized gain on securities
available for sale, net of tax				14,943	14,943

Total comprehensive income					589,610

Common stock issued	10,000				10,000
Treasury Stock		(493,015)			(493,015)

Balances
September 30, 2003	$8,433,619	$(493,015)	$(232,798)	$(300)	$7,707,506

RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 and 2002
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Ridgestone Financial Services, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ridgestone Bank (the “Bank”) and Ridgestone Capital Trust I. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

NOTE 3 – STOCK-BASED COMPENSATION PLAN

At September 30, 2003, the Company has a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the approximate market value of the underlying common stock on the date of grant. The following table illustrates, in accordance with SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	September 30, 2003	September 30, 2002
Net income - as reported	$574,667	$335,292
Deduct: Total stock-based employee compensation
expense determined under a fair value
based method for all awards granted, net of related
tax effects	86,294	109,484

Pro forma net income	$488,373	$225,809

Basic earnings per share - as reported	$0.66	$0.38
Pro forma basic earnings per share	$0.56	$0.26
Diluted earnings per share - as reported	$0.60	$0.37
Pro forma diluted earnings per share	$0.51	$0.24

Item 2. Management’s Discussion and Analysis

General

Ridgestone Financial Services, Inc. (the “Company”) was formed in May 1994 under the laws of the State of Wisconsin for the purpose of becoming the bank holding company of Ridgestone Bank (the “Bank”).

The Bank was capitalized on December 6, 1995, and commenced operation on December 7, 1995. The Bank was organized as a Wisconsin chartered commercial bank with depository accounts insured to the maximum extent allowable by the Federal Deposit Insurance Corporation. The Bank provides full service commercial and consumer banking services in Brookfield, Wisconsin, and adjacent communities.

On June 30, 2003, Ridgestone Capital Trust I (the “Capital Trust”), a Delaware business trust wholly owned by the Company, completed the sale of $1.5 million trust preferred securities (the “Trust Preferred Securities”). The Trust Preferred Securities were sold in a private placement to institutional investors. Capital Trust used the proceeds from the offering to purchase a like amount of the Company’s Junior Subordinated Debentures (the “Debentures”). The Debentures are the sole assets of the Capital Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements.

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

The Company has fully and unconditionally guaranteed all of the obligations of Capital Trust. The guarantee covers the quarterly distributions and payments on liquidation or redemption of the Trust Preferred Securities, but only to the extent of funds held by the Capital Trust. The Trust Preferred Securities qualify under the risk-based capital guidelines as Tier 1 capital for regulatory purposes.

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

Allowance for Loan Losses. The allowance for loan losses is determined using a methodology which reserves currently for those loans in which it is determined that a loss is probable based on characteristics of the individual loan, historical loss patterns of similar, “homogeneous” loans and environmental factors unique to each measurement date. The allowance for loan losses is determined in accordance with FASB Statements 5 and 114 and provides for losses that have potentially been incurred as of the balance sheet date. The allowance is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. The reserving methodology used by the Company has the following components:

Specific reserve. On a monthly basis, management reviews all past due loans and loans previously classified in order to classify or reclassify loans requiring attention, or those with potential losses. Problem loans include credits that have been identified as having underlying problems based on assessment of the borrowers’ business or collateral. Included in this group are those nonaccrual loans that meet the criteria as being “impaired”. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Ranges of loss are determined based on best- and worst-case scenarios for each loan.

Reserves for homogeneous loan pools. The Company makes a significant number of loans which, due to their underlying similar characteristics, are assessed for loss as “homogeneous” pools. The homogeneous pools of loans are made up of commercial, commercial real estate, residential mortgages and consumer loans. All of the loans included in the homogeneous pools have been excluded from the specific reserve allocation previously discussed. The Company allocates the allowance for loan losses to each loan category based on a defined methodology that has been in use, without material change, for several years. The methodology is based on historical loss information and regulatory averages.

Actual loss ratios experienced in the future could vary from those projected. This uncertainty occurs because other factors affecting the determination of probable losses inherent in the loan portfolio may exist which are not necessarily captured by the application of historical loss ratios. To ensure a higher degree of confidence, an unallocated allowance is also maintained. The unallocated portion of the allowance reflects management’s view that the allowance should have a margin that recognizes the imprecision underlying the process of estimating expected credit losses. Determination of the probable losses inherent in the portfolio, which are not necessarily captured by the allocated methodology discussed above, involves the exercise of judgment. Factors considered in the evaluation of the adequacy of the Company’s unallocated allowance include portfolio exposure due to concentration in specific industries. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

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

The following is a discussion of the Company’s Financial Condition and Results of Operations as of and for the three months and nine months ended September 30, 2003. The discussion provides additional analysis of the financial statements and should be read in conjunction with that information.

Financial Condition

Total Assets. Total assets of the Company as of September 30, 2003 were $91,439,681 compared to $85,967,021 as of December 31, 2002, an increase of $5,472,660 or 6%. Assets increased primarily in federal funds sold, interest bearing deposits in banks and available-for-sale securities.

Cash and Cash Equivalents. Cash and due from banks, which represent cash maintained at the Bank and funds that the Bank and the Company have deposited in other financial institutions, was $3,893,557 at September 30, 2003, compared to $4,431,478 as of December 31, 2002. The Bank reported $4,801,000 of federal funds sold (which are inter-bank funds with daily liquidity) on September 30, 2003. There were no federal funds sold as of December 31, 2002. The increase in federal funds sold was primarily due to growth in deposits.

Interest Bearing Deposits. Total interest bearing deposits in banks as of September 30, 2003 were $549,719 compared to $87,427 as of December 31, 2002, an increase of $462,292, primarily due to the proceeds from the Company’s issuance of the Debentures on June 30, 2003.

Available for Sale Securities. The Company’s investment portfolio currently consists of securities placed in the available-for-sale category which may be liquidated to provide cash for operating or financing purposes. The available-for-sale securities portfolio increased to $949,700 at September 30, 2003 from $138,460 at December 31, 2002. The increase from the prior period was primarily the result of investing a portion of the proceeds from the Company’s issuance of the Debentures on June 30, 2003.

Loans.     Loans increased by $1,556,082, or 2%, as total loans prior to the allowance for loan losses grew from $73,986,943 as of December 31, 2002 to $75,543,025 as of September 30, 2003. Higher mortgage loan rates resulted in fewer opportunities for refinancing mortgages in the long-term, fixed rate market, resulting in a $1,741,771 decrease in mortgage loans held for sale, from $2,160,021 at December 31, 2002 to $418,250 at September 30, 2003. These loans represent loans originated with the intent to be sold in the secondary loan market. The Bank has secondary market sales commitments for these loans mitigating interest rate risk on loans held for sale.

At September 30, 2003, the mix of the loan portfolio included Commercial loans of $34,602,346 or 46% of total loans; Commercial Real Estate loans of $19,802,867 or 26% of total loans; Residential Real Estate loans of $20,539,276 or 27% of total loans; and Consumer loans of $598,536 or 1% of total loans.

At December 31, 2002, the mix of the loan portfolio included Commercial loans of $33,532,942 or 45% of total loans; Commercial Real Estate loans of $25,831,597 or 35% of total loans; Residential Real Estate loans of $13,783,616 or 19% of total loans; and Consumer loans of $838,788 or 1% of total loans.

Allowance for Loan Losses. Based on the loss estimates described in “General — Critical Accounting Policies — Allowance for Loan Losses,” management determines its best estimate of the required allowance for loan losses. Management’s evaluation of these factors resulted in an allowance for loan losses of $688,833 or 0.91% of gross loans at September 30, 2003 compared to $736,118 or 0.99% of gross loans at December 31, 2002.

The resulting provisions for loan losses are the amounts required to maintain the allowance for loan losses at levels deemed necessary by management after taking into consideration charge-offs and recoveries. The provisions for loan losses for the nine months ended September 30, 2003 and 2002 were $348,000 and $125,000, respectively. During the three months ended September 30, 2003, the Bank incurred $395,000 in charge-offs related to two failed business loans compared to no charge-offs during the same period in 2002. During the nine months ended September 30, 2003, the Bank incurred $395,962 in charge-offs compared to charge-offs of $70,684 for the same period in 2002. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated. For additional information regarding the Company’s allowance for loan losses, see “Results of Operations — Provision for Loan Losses” below.

Deposits.     Deposits as of September 30, 2003 were $76,013,054 compared to $71,185,940 as of December 31, 2002, an increase of $4,827,114 or 7%, with the majority of growth in other time deposits.

Borrowed Funds. In November 2000, the Bank became a member of the Federal Home Loan Bank (the “FHLB”). As a member, the Bank has the capacity to borrow funds from the FHLB up to a predetermined amount based on the amount of certain types of loans carried by the Bank. To fund loan demand, the Bank borrowed $4,500,000 from the FHLB during fiscal 2002, with applicable interest rates ranging from 3.61% to 3.99% and with varying maturities through May 2004.

On December 31, 2002 the Bank also borrowed $1,112,000 in federal funds purchased, which are inter-bank funds with daily maturities. There were no federal funds purchased as of September 30, 2003.

Liquidity.    For banks, liquidity generally represents the ability to meet withdrawals from deposits and the funding of loans. The assets that provide liquidity are cash, federal funds sold and securities. Further, subject to certain limits, the Company has the ability to acquire additional funds through short-term borrowings from other financial institutions. Liquidity needs are influenced by economic conditions, interest rates and competition. The loan-to-deposit ratio prior to the allowance for loan losses as of September 30, 2003 was 99% compared to 104% as of December 31, 2002. The funds needed to meet the increase in loan growth during the first nine months of 2003 came primarily from deposit growth. Management continues to place emphasis on generating deposits in the local community to keep pace with increasing loan demand.

Net cash provided by operating activities for the nine months ended September 30, 2003 was $2,853,335 compared to $897,939 used in operations in the prior period, primarily due to a decrease in mortgage loans held for sale at September 30, 2003, as a result of higher mortgage loan rates. Net cash used in investing activities for the nine months ended September 30, 2003 was $3,322,355 compared to $13,401,245 in the prior period, due primarily to slower loan growth.

On July 23, 2003, during the Company’s third fiscal quarter, the Company announced that its Board of Directors authorized the repurchase of up to 50,000 shares of its outstanding common stock. As of August 1, 2003, the Company had repurchased 50,000 shares at a weighted average purchase price of $9.86 per share. The Company currently has no further authorization to repurchase additional shares.

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

As of September 30, 2003, the Company had $18,074,461 in financial instruments with off-balance sheet risk compared to $19,400,871 as of December 31, 2002.

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

Capital Resources. Capital ratios applicable to the Bank and the Company as of September 30, 2003 and December 31, 2002 were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of September 30, 2003
Total capital (to risk weighted
assets)
Ridgestone Financial Services, Inc.	$9,897,000	12.1%	$6,525,000	8.0%	$	N/A	N/A
Ridgestone Bank	$9,069,000	11.2%	$6,476,000	8.0%		$8,095,000	10.0%
Tier 1 capital (to risk weighted
assets)
Ridgestone Financial Services, Inc.	$9,208,000	11.3%	$3,262,000	4.0%	$	N/A	N/A
Ridgestone Bank	$8,380,000	10.4%	$3,238,000	4.0%		$4,857,000	6.0%
Tier 1 capital (to average assets)
Ridgestone Financial Services, Inc.	$9,208,000	10.2%	$3,622,000	4.0%	$	N/A	N/A
Ridgestone Bank	$8,380,000	9.3%	$3,597,000	4.0%		$4,496,000	4.0%
As of December 31, 2002
Total capital (to risk weighted
assets)
Ridgestone Financial Services, Inc.	$8,368,000	11.0%	$6,061,000	8.0%	$	N/A	N/A
Ridgestone Bank	$7,993,000	10.6%	$6,045,000	8.0%		$7,556,000	10.0%
Tier 1 capital (to risk weighted
assets)
Ridgestone Financial Services, Inc.	$7,631,000	10.1%	$3,031,000	4.0%	$	N/A	N/A
Ridgestone Bank	$7,257,000	9.6%	$3,022,000	4.0%		$4,534,000	6.0%
Tier 1 capital (to average assets)
Ridgestone Financial Services, Inc.	$7,631,000	9.2%	$3,316,000	4.0%	$	N/A	N/A
Ridgestone Bank	$7,257,000	8.8%	$3,302,000	4.0%		$4,128,000	4.0%

Management intends to maintain capital levels in excess of minimums established by the regulatory authorities. The Bank was categorized as “well capitalized” under the regulatory framework for capital adequacy as of September 30, 2003 and December 31, 2002.

Results of Operations

Net Income. For the three months ended September 30, 2003, the Company reported net income of $158,119, an increase of $13,130 or 9% compared to net income of $144,989 for the three months ended September 30, 2002. Net income was $574,667 for the nine months ended September 30, 2003 as compared to net income of $335,292 for the same period in 2002, an increase of $239,375 or 71%. The increase for the three and nine months ended September 30, 2003 is attributed primarily to increased loan volume, lower interest expense and increases in non-interest income from fees related to long-term mortgage loans sold in the secondary market.

Net Interest Income. Total interest income increased by $34,737 to $1,219,956 for the three months ended September 30, 2003 and increased by $402,632 to $3,763,405 for the nine months ended September 30, 2003 as compared with the same periods respectively in 2002. Total interest expense decreased by $42,805 to $361,588 for the three months ended September 30, 2003 and decreased by $135,339 to $1,091,229 for the nine months ended September 30, 2003 as compared with the same periods respectively in 2002.

Net interest income before provision for loan losses for the three months ended September 30, 2003 was $858,368 compared to $780,826 for the same period in 2002, an increase of $77,542 or 10%. The increase is due to increased loan volume and lower interest expense. For the three months ended September 30, 2003, the Company’s net interest margin declined to 4.16% compared to 4.42% for the same period in 2002, primarily due to a lower yield on earning assets. Net interest income before loan loss provision for the nine months ended September 30, 2003 was $2,672,176 compared to $2,134,205 for the same period last year, an increase of $537,971 or 25%. The increase is primarily due to increased loan volume. For the nine months ended September 30, 2003, the Company’s net interest margin improved to 4.44% compared to 4.15% for the same period in 2002, primarily due to a decrease in deposit interest rates.

Provision for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the collectibility of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is adequate to cover probable credit losses relating to specifically identified loans, as well as probable credit losses inherent in the balances of the loan portfolio. In accordance with FASB Statements 5 and 114, the allowance is provided for losses that have been incurred as of the balance sheet date and is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. See “General — Critical Accounting Policies – Allowance for Loan Losses” for additional factors used in determining the loan loss reserve and provision for loan losses.

The Company made a provision for loan losses of $348,000 during the first nine months of 2003 compared with a provision of $125,000 during the same period in 2002. During the three months ended September 30, 2003, the Bank incurred $395,000 in charge-offs related to two failed business loans compared to no charge-offs during the same period in 2002. The provision was made to bring the allowance to the amount determined necessary by management based on the analysis performed.

Non-Interest Income. Total non-interest income was $299,448 for the three months ended September 30, 2003 compared to $163,420 for the same period in 2002, an increase of $136,028 or 83%. Total non-interest income was $776,437 for the nine months ended September 30, 2003 compared to $399,871 for the same period in 2002, an increase of $376,566 or 94%. The increase in non-interest income for the three and nine months ended September 30, 2003 is primarily due to greater fee income related to long-term mortgage loans sold in the secondary market.

Non-Interest Expense. Total non-interest expenses were $644,896 for the three months ended September 30, 2003 compared to $659,886 for the same period in 2002, a decrease of $14,990 or 2%. Due to lower than expected earnings resulting from management’s decision to increase the provision for loan losses following the charge-offs in the third quarter of 2003, the Company reversed certain accrued expenses related primarily to employee incentives. Lower occupancy and equipment expenses also contributed to the decline. Total non-interest expenses were $2,214,122 for the nine months ended September 30, 2003 compared to $1,914,209 for the same period in 2002, an increase of $299,913 or 16%. The increase in non-interest expenses for the nine months ended September 30, 2003 is attributed to legal and accounting costs related to compliance with new legislation of approximately $65,000, along with increases in various other operating expenses.

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-QSB are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” or other words of similar import. Similarly, statements that describe the Company’s future plans, objectives, or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those contemplated in the forward-looking statements. Such risks include, among others: interest rate trends, the general economic climate in the Company’s market area, loan delinquency rates, and legislative enactments or regulatory changes which adversely affect the business of the Company and/or the Bank. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements. The forward-looking statements included herein are only made as of the date of this Form 10-QSB and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 3. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Chairman of the Board, President and Chief Executive Officer of the Company and the Senior Vice President and Treasurer of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c), as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, they concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

The Company did not file a Current Report on Form 8-K during the quarter ended September 30, 2003. The Company furnished the following Current Reports on Form 8-K during the quarter ended September 30, 2003:

Date of Report	Date Furnished	Items
July 22, 2003	July 23, 2003	Item 9 (furnished under Item 12), including
Consolidated Balance Sheets at June 30, 2003 and
December 31, 2002 and Consolidated Statements of
Income for the three and six months ended June 30, 2003 and 2002

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGESTONE FINANCIAL SERVICES, INC.
Date: November 13, 2003	/s/ Paul E. Menzel Paul E. Menzel Chairman of the Board, President and Chief Executive Officer
Date: November 13, 2003	/s/ William R. Hayes William R. Hayes Senior Vice President and Treasurer