Form 10KSB
period 2003-12-31
RIDGESTONE FINANCIAL SERVICES INC
filed 2004-03-23
CIK 1001791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________

Commission file number  0-27984

Ridgestone Financial Services, Inc.
(Name of small business issuer in its charter)

Wisconsin (State of other jurisdiction of incorporation or organization)	39-1797151 (I.R.S. Employer Identification No.)
13925 West North Avenue, Brookfield, Wisconsin (Address of principal executive offices)	53005 (Zip Code)

Issuer's telephone number: (262) 789-1011

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, no par value (Title of class)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes   [X]        No   [   ].

        Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    [X]

Issuer's revenues for its most recent fiscal year: $5,833,966

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold on March 1, 2004: $9,579,005

Number of shares of common stock, no par value, outstanding on March 1, 2004: 852,574

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2004 Annual Meeting (incorporated by reference into Part III to the extent indicated therein)

Transitional Small Business Disclosure Format:       Yes   [   ]        No   [X]

Ridgestone Financial Services, Inc.

Index to Annual Report on Form 10-KSB
For The Fiscal Year Ended December 31, 2003

Part I

Item 1.   Description of Business

General

Ridgestone Financial Services, Inc. (the “Company”) was incorporated in Wisconsin on May 25, 1994. The Company was formed to acquire all of the issued and outstanding stock of Ridgestone Bank (the “Bank”) and to engage in the business of a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”).

The Bank provides full-service commercial and consumer banking services in its primary market areas of Brookfield, Elm Grove and Wauwatosa, Wisconsin. The Bank competes with other offices of national, regional and local commercial banks, savings banks, savings and loan institutions, credit unions and other financial service organizations in the three-city area.

In 1996, the Bank received regulatory approval to open its first branch at 15565 West North Avenue, Brookfield, Wisconsin. The branch opened for business on January 2, 1997, and houses a drive-thru branch banking facility and banking operations center. On May 31, 2000, the Company purchased the building it had previously leased for use as the Bank’s main office and the Company’s headquarters at 13925 West North Avenue, Brookfield, Wisconsin.

The Company’s principal business is the business of the Bank. The Bank’s principal business consists of attracting deposits from the public and investing those deposits in loans and securities. The Bank’s deposits are insured to the maximum extent allowable by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s results of operations are dependent primarily on net interest income, which is the difference between the interest earned on its loans and securities and the interest paid on deposits and borrowings. The Company’s operating results are affected by deposit service charges, secondary market loan fees, commissions generated by the investment center and other income. The Company’s operating results are also affected by economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Operating expenses of the Company include employee compensation and benefits, occupancy and equipment expenses, professional and data processing fees, and other administrative expenses.

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Annual Report on Form 10-KSB are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” or other words of similar import. Similarly, statements that describe the Company’s beliefs, future plans, objectives or goals, or the Company’s expectations regarding interest rates or general economic conditions, are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those contemplated in the forward-looking statements. Such risks include, among others: interest rate trends, changes in the real estate market or the general economic climate in the United States and, in particular, in the Company’s market area, loan delinquency rates, changes in demand for loan products, increased competition in the Company’s market area, adverse changes in debt or equity capital markets, and legislative enactments, regulatory changes or changes in fiscal policies of the federal government or its agencies which adversely affect the business of the Company and/or the Bank. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements. The forward-looking statements included herein are only made as of the date of this Annual Report on Form 10-KSB and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Business Strategy

The Bank’s strategy is to focus on understanding its clients’ financial needs, goals, and banking preferences. The Bank uses this information to deliver the services and products its clients need to meet their goals while emphasizing high-quality service and direct access to decision-makers. This understanding also helps Bank personnel manage time and resources, build a high-quality reputation, increase visibility, differentiate the Bank from the competition and attract new clients.

The Bank pursues this strategy by attracting highly-qualified employees and emphasizing the use of technology, both in its operations and in the services it provides its customers.

The Bank directs its marketing efforts toward a customer base who values high-quality service while having the potential to be highly profitable.

Loan Products

The Bank offers a full range of retail and commercial lending services, including commercial loans and revolving lines of credit, residential and commercial real estate mortgage loans, a system for purchasing and managing commercial customers’ accounts receivable, consumer loans and equipment financing. These loan products are discussed below.

Although the Bank’s management takes a competitive approach to lending, it stresses high quality in its loans. To promote such quality lending, the Board of Directors of the Bank has established a maximum lending authority for each loan officer. Each loan request exceeding a loan officer’s authority must be approved by one or more senior officers. The Loan Committee of the Bank reviews loans with aggregate principal amounts between the lending officer’s lending authority and $250,000. The Loan Committee of the Bank is comprised of the Chairman of the Board, President of the Bank, a Senior Commercial Lender and a Vice President of Credit Administration. In addition, the Loan Committee of the Board of Directors of the Bank reviews loans over $250,000 for prior approval. On a monthly basis, the entire Board of Directors of the Bank reviews all loans over $25,000 made in the preceding month. Because of the Bank’s local nature, management believes that quality control is achievable while still providing prompt and personal service.

Management of the Bank has established relationships with a correspondent bank and other independent financial institutions to provide other services required by its customers, including loan participations. As of December 31, 2003, the Bank had a legal lending limit of approximately $1,600,000, however, management may elect to establish a lower limit as it deems appropriate to comply with safe and sound banking practices. The Bank is able to attract business loans beyond its lending limit by using bank participations with other financial institutions in Wisconsin. Likewise, the Bank has purchased participation loans from other Wisconsin area financial institutions.

Real Estate Loans. The Bank originates residential mortgage loans, which generally are long-term with either fixed or variable interest rates. The Bank’s policy is to retain all variable interest rate mortgage loans in the Bank’s loan portfolio and to sell all fixed rate loans with their servicing rights in the secondary market. This policy is subject to periodic review by management as a result of changing market and economic conditions.

The Bank’s residential mortgage loan portfolio totaled $16,506,285 as of December 31, 2003. During fiscal year 2003, the Bank also originated $30,775,043 in mortgage loans sold in the secondary market compared to $21,736,512 during fiscal 2002. The 42% increase in mortgage loans sold in the secondary market was primarily a result of a high level of refinancing activity which stemmed from the favorable low interest rate environment for long-term mortgage loans.

The Bank also originates real estate construction loans, which generally are short-term loans with a maturity of one year or less. As of December 31, 2003, the Bank had $6,175,933 in real estate construction loans.

The retention of variable-rate loans in the Bank’s loan portfolio helps to reduce the Bank’s exposure to fluctuations in interest rates. However, such loans generally pose credit risks different from the risks inherent in fixed rate loans, primarily because as interest rates rise, the interest payments due from the borrowers rise, thereby increasing the potential for default.

Regulatory and supervisory loan-to-value (“LTV”) limits were established by Section 304 of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). The Bank’s internal limitations follow those limits and in certain cases are more restrictive than those mandated by the regulators.

The regulatory limits are as follows:

Loan Category	LTV Limit
Raw Land	65
Land Development	75
Construction:
Commercial, multi-family and non-residential	80
1-4 family residential	85
Improved Property	85
Owner-occupied 1-4 family and home equity	(1)

(1)	A loan-to-value limit has not been established for permanent mortgage or home equity loans on owner-occupied, 1- to 4-family residential property. However, residential loans exceeding 90% loan-to-value may be excluded from FDICIA required reporting if enhanced by mortgage insurance or readily marketable collateral.

Personal Loans. The Bank makes personal loans, lines of credit and credit cards available to consumers for various purposes, such as the purchase of automobiles, boats and other recreational vehicles, home improvements, education and personal investments. The Bank retains substantially all such loans, totaling $601,877 as of December 31, 2003.

Commercial Loans. Commercial loans are made primarily to small and mid-sized businesses. These loans may be secured or unsecured, and are available for general operating purposes, acquisition of real estate, purchases of equipment and machinery, and financing inventory and accounts receivable. The Bank generally looks to a borrower’s business operations as the principal source of repayment, but also receives, when appropriate, mortgages on real estate, security interests in inventory, accounts receivable and other personal property and/or personal guaranties to secure repayment.

The Bank’s commercial loan portfolio totaled $26,931,914 as of December 31, 2003, and consisted primarily of lines of credit and loans to businesses. Commercial lines of credit are generally used for the purpose of financing working capital and are generally secured with current assets of the borrower. Commercial loans may be written for a period of greater than one year and are amortized over a period of one to seven years. These types of loans are used principally for financing fixed asset expenditures and are generally secured with the fixed assets of the borrower.

The Bank is a licensee of the Business Manager system from Private Business Inc. (PBI). Business Manager is a complete system for purchasing and managing the accounts receivable of a commercial customer (a merchant) on a full recourse basis with a flexible cash collateral reserve. From the Bank’s perspective, the program provides a way to service small businesses more profitably, to offer a unique combination of funding and receivable management benefits, and to control the risks associated with the funding of accounts receivable. From the merchant’s perspective, the program unlocks the cash typically frozen in the accounts receivable, provides ongoing cash flow as the business generates new sales, and offers the merchant’s management team information to make better business decisions. The Bank typically purchases an insurance policy as additional collateral on these facilities. The policy protects the Bank in the event of fraud committed against the Bank by the merchant. The Bank’s Business Manager portfolio totaled $1,869,889 as of December 31, 2003 (included in the commercial loan portfolio) and consisted entirely of Business Manager Accounts Receivable Agreements with businesses and professionals.

Commercial Real Estate Loans. As of December 31, 2003, the Bank had $24,910,619 of commercial real estate loans outstanding. These loans were generally made for the purpose of purchasing manufacturing facilities, warehouses, office buildings and multiple family commercial real estate holdings.

Other Products and Services

The Bank offers a broad range of deposit services to both personal and business customers, including checking, money market, savings, and time deposit accounts. Additional related services include safe deposit boxes, check services, money transfer services, debit cards and ATM access cards as well as courier deposit pick-up and lock box services for business customers. The Bank also offers on-line banking, called RidgeStone ConnectSM, which enables the Bank’s customers to access their accounts in real time, pay bills, transfer funds, access lines of credit, and export information to financial management software. During 2003, the Bank enhanced its on-line banking services enabling customers to view images of canceled checks and access statements online.

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

The Bank also faces competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds and other providers of financial services. Most of the Bank’s competitors have been in business for a number of years, have established customer bases, are larger and have higher lending limits than the Bank.

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

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “Act”) made significant changes in the laws governing financial institutions, including changes which expand the permissible range of activities for bank holding companies and their affiliates (including non-banking financial activities); permit affiliations between banks, securities firms and insurance companies; make substantial changes in the regulatory structure for financial institutions; prohibit new unitary savings and loan holding companies with commercial affiliates; make changes to the Community Reinvestment Act of 1977; and enact substantial new financial privacy rules. These financial privacy rules impose some additional regulatory burden on the Bank.

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

The Company. As a registered bank holding company, the Company is subject to regulation by the Federal Reserve under the BHCA. The BHCA requires every bank holding company to obtain the prior approval of the Board of Governors of the Federal Reserve System (the “Board”) before it may merge with or consolidate into another bank holding company, acquire substantially all the assets of any bank or bank holding company, or acquire ownership or control of any voting shares of any bank if after such acquisition it would own or control, directly or indirectly, more than 5% of the outstanding voting shares of such bank or bank holding company.

As described above, the BHCA now permits banks and bank holding companies to engage in non-banking financial activities. In order for a bank or a bank holding company to engage in such activities, however, the bank holding company must comply with certain capital and asset requirements and elect to become a financial holding company with the Board. At this time, the Company has not made such an election, nor does it plan to do so in the immediate future. Therefore, subject to a future election to financial holding company status, the Company remains under the rules of the BHCA. Under the BHCA, the Company is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or a bank holding company, and neither the Company nor any subsidiary may engage in any business other than banking, managing or controlling banks or furnishing services to or performing services for its subsidiaries. After notice to or approval of the Board, the Company may, however, own more than 5% of the shares of a company the activities of which the Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, and the bank holding company itself may engage in such activities. The Company has no pending acquisition plans.

As a registered bank holding company, the Company is supervised and regularly examined by the Board. Under the BHCA, the Company is required to file with the Board an annual report and such additional information as may be required. The Board can order bank holding companies and their subsidiaries to cease and desist from any actions which in the opinion of the Board constitute serious risk to the financial safety, soundness or stability of a subsidiary bank and are inconsistent with sound banking principles or in violation of law. The Board has adopted regulations which deal with the measure of capitalization for bank holding companies. Such regulations are essentially the same as those adopted by the FDIC, described below. The Board’s regulations also provide that its capital requirements will generally be applied on a bank-only (rather than a consolidated) basis in the case of a bank holding company with less than $150 million in total consolidated assets. The Board has also issued a policy statement on the payment of cash dividends by bank holding companies, wherein the Board has stated that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing.

The Change in Bank Control Act prohibits, without prior notice to the Board, the acquisition of “control” of a bank holding company by any person or entity, acting directly or indirectly, or through or in concert with one or more people or entities. For bank holding companies with registered securities, such as the Company, “control” is presumed if after any transaction the acquirer will own (or have the immediately exercisable option to purchase), control, or hold with power to vote 10% or more of any class of voting securities of the bank holding company.

Under Wisconsin law, the Company is also subject to supervision and examination by the Wisconsin Department of Financial Institutions (the “Department”). The Department is also empowered to issue orders to a bank holding company to remedy any condition or policy which, in its determination, endangers the safety of deposits in any subsidiary state bank, or the safety of the bank or its depositors. In the event of noncompliance with such an order, the Department has the power to direct the operation of the state bank subsidiary and withhold dividends from the holding company.

The Company, as the holder of the stock of a Wisconsin state-chartered bank, may be subject to assessment to restore impaired capital of the Bank to the extent provided in Section 220.07, Wisconsin Statutes. Any such assessment would apply only to the Company and not to any shareholder of the Company. The Company has committed to the Department that if the Bank’s contingent fund decreases to less than $250,000, the Company will transfer funds to the Bank’s contingent fund sufficient to restore the contingent fund to at least $500,000.

The Bank. As a state-chartered institution, the Bank is subject to regulation and supervision by the Department and the Wisconsin Banking Review Board and is periodically examined by the Department’s staff. Deposits of the Bank are insured by the Bank Insurance Fund administered by the FDIC and as a result the Bank is also subject to regulation by the FDIC and periodically examined by its staff.

The Federal Deposit Insurance Act requires that the appropriate federal regulatory authority – the FDIC in the case of the Bank (as an insured state bank which is not a member of the Federal Reserve System) – approve any acquisition by it through merger, consolidation, purchase of assets, or assumption of deposits. The same regulatory authority also supervises compliance by the Bank with provisions of federal banking laws which, among other things, prohibit the granting of preferential loans to executive officers, directors, and principal shareholders of banks which have a correspondent relationship with one another.

Wisconsin banking laws restrict the payment of cash dividends by state banks by providing that (i) dividends may be paid only out of a bank’s undivided profits, and (ii) prior consent of the Department is required for the payment of a dividend which exceeds current year income if dividends declared have exceeded net profits in either of the two immediately preceding years. The various bank regulatory agencies have authority to prohibit a bank regulated by them from engaging in an unsafe or unsound practice; the payment of a dividend by a bank could, depending upon the circumstances, be considered such an unsafe or unsound practice. In the event that (i) the FDIC or the Department should increase minimum required levels of capital; (ii) the total assets of the Bank increase significantly; (iii) the income of the Bank decreases significantly; or (iv) any combination of the foregoing occurs, then the Board of Directors of the Bank may decide or be required by the FDIC or the Department to retain a greater portion of the Bank’s earnings to achieve or maintain the required capital.

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

The activities and operations of banks are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include, without limitation, state usury and consumer credit laws, state laws relating to fiduciaries, the USA Patriot Act, the Federal Truth-in-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), the Community Reinvestment Act, anti-redlining legislation and the antitrust laws. The Community Reinvestment Act includes provisions under which the federal bank regulatory agencies must consider, in connection with applications for certain required approvals, including applications to acquire control of a bank or bank holding company or to establish a branch, the records of regulated financial institutions in satisfying their continuing and affirmative obligations to help meet the credit needs of their local communities, including those of low and moderate-income borrowers.

The FDIC Improvement Act of 1991, among other things, establishes five tiers of capital requirements: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The FDIC has adopted regulations which define the relevant capital measures for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio (total capital to risk-weighted assets) of 10% or greater, a Tier I risk-based capital ratio (Tier I Capital to risk weighted assets) of 6% or greater, and a Tier I leverage capital ratio (Tier I Capital to average assets) of 5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital of 4% or greater, and (generally) a Tier I leverage capital ratio of 4% or greater, and the institution does not meet the definition of a well capitalized institution. An institution is deemed to be “undercapitalized” if it has a total risk-based capital ratio less than 8%, or a Tier I risk-based capital ratio less than 4%, or (generally) a Tier I leverage ratio of less than 4%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio less than 6%, or a Tier I risk-based capital ratio less than 3%, or a Tier I leverage ratio less than 3%. An institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. Undercapitalized banks may be subject to growth limitations and are required to submit a capital restoration plan. If an undercapitalized bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” Significantly undercapitalized banks may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. The Bank currently exceeds the regulatory definitions of a well capitalized financial institution.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle Act”), among other things, permits bank holding companies to acquire banks in any state effective September 29, 1995.  The Riegle Act contains certain exceptions relative to acquisitions.  For example, a bank holding company may not acquire a bank that has not been in existence for less than a minimum period established by the home state; however, the minimum period cannot exceed five years.  The Riegle Act makes a distinction between interstate banking and interstate branching.  Under the Riegle Act, banks can merge with banks in another state beginning June 1, 1997, unless a state has adopted a law preventing interstate mergers; however, banks may acquire a branch of a bank in another state only if that state permits out-of-state banks to acquire in-state branches without acquiring the entire bank.  Under terms of the BHCA, an acquiring bank may not control more than 10 percent of federal or 30 percent of state total deposits of insured depository institutions.  Wisconsin law requires approval by the Department for all acquisitions of Wisconsin banks, whether by an in-state or out-of-state purchaser and requires, in an interstate acquisition by an out-of-state bank holding company, that the acquired bank, or subsidiary banks if acquiring an in-state bank holding company, must have been in existence for at least five years.

Employees

As of March 1, 2004, the Company and the Bank together employed 20 full-time and 9 part-time employees, including 4 personal bankers, an investment officer, 6 operations specialists, 6 customer service representatives, a cashier, a receptionist, a courier, 4 commercial loan officers, a technology specialist, a marketing and administrative assistant, the Bank president and the Chairman of the Board.

Directors and Executive Officers

The directors of the Company and the Bank as of March 1, 2004 were as follows:

Name of Director	Principal Occupation
Paul E. Menzel	Chairman of the Board and Chief Executive Officer of the Company and Chairman of the Board and Chief Executive Officer of the Bank
Christine V. Lake	President and Chief Operating Officer of the Company and President and Chief Operating Officer of the Bank
William R. Hayes	Senior Vice President and Treasurer of the Company and Senior Vice President, Cashier and Controller of the Bank
Bernard E. Adee	Senior Vice President of Marshall Financial Consulting, LLC, a financial consulting firm
John F. Goodnow	Co-founder of COB, LLC, a consulting firm specializing in providing turnaround and crisis management services to financially challenged companies
Gregory J. Hoesly	President of Boschert Precision Machinery, Inc., an importer of fabricating machine tools
John E. Horning	Retired Chairman of the Board and Chief Executive Officer of Shorewest Realtors Inc., Wisconsin Mortgage Corporation, and Heritage Title Service
Charles G. Niebler	President of Eye Care Vision Centers, a multi-location optometry practice
James E. Renner	Owner of Renner Oldsmobile and partial owner of Renner Mitsubishi

The executive officers of the Company and the Bank as of March 1, 2004 were as follows:

Name of Executive Director	Position
Paul E. Menzel	Chairman of the Board and Chief Executive Officer of the Company and Chairman of the Board and Chief Executive Officer of the Bank
Christine V. Lake	President and Chief Operating Officer of the Company and President and Chief Operating Officer of the Bank
William R. Hayes	Senior Vice President and Treasurer of the Company and Senior Vice President, Cashier and Controller of the Bank

Item 2.   Description of Property

On May 31, 2000, the Company purchased the building it had previously leased for use as the Bank’s main office and the Company’s headquarters at 13925 West North Avenue, Brookfield, Wisconsin. The Bank’s main office now occupies approximately 8,124 square feet of a larger shopping mall that houses various retail establishments.

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

Item 4.   Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders of the Company for a vote during the fourth quarter of the year ended December 31, 2003.

Part II

Item 5.   Market for Common Equity and Related Stockholder Matters

The Company’s common stock has traded in the over-the-counter market under the symbol “RFSV” since the completion of the Company’s initial public offering in November 1995. High and low bid prices, as reported on the OTC Bulletin Board for each quarter within the last two fiscal years, were as follows:

2002	High	Low
1st Quarter	$7.20	$6.10
2nd Quarter	$8.50	$6.45
3rd Quarter	$8.25	$7.50
4th Quarter	$8.40	$8.00

2003	High	Low
1st Quarter	$ 9.25	$ 8.22
2nd Quarter	$ 9.50	$ 8.22
3rd Quarter	$11.01	$ 8.50
4th Quarter	$12.18	$10.60

These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. These quotations do not include intra-day highs and lows. On March 12, 2003, there were approximately 45 owners of record and approximately 550 beneficial owners of the Company’s common stock.

No cash dividends have been declared to date on the Company’s common stock. The Company expects that all earnings, if any, will be retained to finance the growth of the Company and the Bank and that no cash dividends will be paid for the foreseeable future. If and when cash dividends are declared, the Company will be dependent upon dividends paid to it by the Bank for funds to pay dividends on its common stock.

On June 30, 2003, RidgeStone Capital Trust I (the “Capital Trust”), a Delaware business trust wholly owned by the Company, completed the sale of $1.5 million trust preferred securities (the “Trust Preferred Securities”). Capital Trust used the proceeds to purchase a like amount of the Company’s Junior Subordinated Debentures (the “Debentures”). Under certain circumstances, the Company may defer the payment of interest on the junior subordinated debentures for up to 20 consecutive quarterly periods (“extension period”). To date, interest payments have been made on a current basis. While the Company does not presently intend to defer interest payments on the junior subordinated debentures, during any extension period, the Company may not declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to, any of the Company’s capital stock.

Wisconsin banking laws restrict the payment of cash dividends by state banks by providing that (i) dividends may be paid only out of a bank’s undivided profits, and (ii) prior consent of the Department is required for the payment of a dividend which exceeds the current year’s income if dividends declared have exceeded net profits in either of the two immediately preceding years. Additionally, the various bank regulatory agencies have authority to prohibit a bank regulated by them from engaging in an unsafe or unsound practice. The payment of a dividend by a bank could, depending upon the circumstances, be considered such an unsafe or unsound practice. In the event that (i) the FDIC or the Department should increase minimum required levels of capital; (ii) the total assets of the Bank increase significantly; (iii) the income of the Bank decreases significantly; or (iv) any combination of the foregoing occurs, then the Board of Directors of the Bank may decide or be required by the FDIC or the Department to retain a greater portion of the Bank’s earnings to achieve or maintain the required capital. In addition to the foregoing, generally speaking, Wisconsin corporations such as the Company are prohibited by the Wisconsin Business Corporation Law from paying dividends while they are insolvent or if the payment of dividends would render them unable to pay debts as they come due in the usual course of business.

Item 6.   Management’s Discussion and Analysis

Overview

Through the Bank, the Company provides full-service commercial and consumer banking services in its primary market areas of Brookfield, Elm Grove and Wauwatosa, Wisconsin. The Company derives income from two categories: interest income and noninterest income. Interest income, which accounted for approximately 85% of the Company’s total revenue in 2003, includes primarily interest payments on loans and loan fees (such as origination fees on real estate mortgage loans, annual fees on home equity and checking lines of credit and credit card fees). Noninterest income, which accounted for approximately 15% of the Company’s total revenue in 2003, includes primarily income from sales of loans in the secondary market, other service fees (such as maintenance, overdraft and stop payment fees on deposit accounts, safe deposit fees and miscellaneous fees such as wire transfers, interchange fees on debit cards, merchant credit card income, and brokerage commissions), and the increase in cash surrender value of certain life insurance policies owned by the Company. The Company’s primary expenses are interest paid on deposits and employee compensation and benefits.

Operating results are affected primarily by the Company’s ability to grow while simultaneously managing the mix of interest-bearing assets and liabilities and matching the maturities of the assets and liabilities to reduce earnings volatility caused by changes in interest rates. Generally speaking, when interest rates rise, the Company realizes additional interest income on outstanding variable rate loans and originates new loans at higher rates. At the same time, the Company realizes increased interest expense since it generally must pay higher rates on deposits and other interest-bearing liabilities. Changes in interest rates, as well as changes in asset and liability volume, impact the Company’s net interest income, which is the difference between interest earned on assets and the interest paid on liabilities in a specified time frame. For example, in a rising interest rate environment, the Company will generally realize increased net interest income if its assets re-price faster than its interest bearing liabilities (assuming asset and liability volume remain relatively constant) because the increase in interest income on assets resulting from increased interest rates exceeds the corresponding increase in interest expense on liabilities. This is referred to as a positive gap position. Conversely, in a rising interest rate environment, the Company will generally realize decreased net interest income if its interest bearing liabilities re-price faster than its assets (again assuming asset and liability volume remain relatively constant) because the increase in interest expense on liabilities resulting from increased interest rates exceeds the corresponding increase in interest income on assets. This is referred to as a negative gap position.

In 2003, interest rates generally declined, and the Bank was generally successful in matching its asset and liability repricing. This resulted in lower interest income from variable rate loans and new loans, offset by lower interest rates on deposits and other interest rate liabilities which lowered interest expense. However, average loan volume increased by 18% in 2003 compared to 2002. As a result, the Company’s net interest income increased by 17% to $3,497,392 for the year ended December 31, 2003 compared to $2,988,346 for the year ended December 31, 2002.

Towards the latter part of 2003 the Bank had slower growth in the loan portfolio due to a softened economy. As a result of the slower loan growth, the Bank had lower liquidity needs and, as a result, did not actively pursue growth in deposits and other interest-bearing liabilities (which are used to fund loan growth). Because of the low interest rate environment, the Bank concentrated its efforts in the area of refinancing residential real estate mortgages in the long-term market, thus generating a significant increase in fee income. With improving economic conditions expected in 2004, the Bank is expecting increasing loan demand and intends to focus its efforts in generating new business loans and retail deposits to fund those loans while maintaining acceptable levels of net interest margin.

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

Under certain circumstances, the Company may defer the payment of interest on the junior subordinated debentures for up to 20 consecutive quarterly periods (“extension period”). To date, interest payments have been made on a current basis. While the Company does not presently intend to defer interest payments on the junior subordinated debenture, during any extension period, the Company may not declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to, any of the Company’s capital stock.

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

Critical Accounting Policies

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company has identified the determination of the allowance for loan losses and deferred tax assets as critical accounting policies that require material estimates and that are particularly susceptible to significant change in the near term.

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

Specific reserve. On a monthly basis, management reviews all past due loans and loans previously classified in order to classify or reclassify loans requiring attention, or those with potential losses. Problem loans include credits that have been identified as having underlying problems based on assessment of the borrowers’ business cashflow or collateral. Included in this group are those loans that meet the criteria as being “impaired” under the definition in FASB Statement 114. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. On a quarterly basis, impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Ranges of loss are determined based on best- and worst- case scenarios for each loan.

Reserve for homogeneous loan pools. The Company makes a significant number of loans which, due to their underlying similar characteristics, are assessed for loss as “homogeneous”pools. The homogeneous pools of loans are based on credit risk gradings. All of the loans included in the homogeneous pools have been excluded from the specific reserve allocation previously discussed. The Company allocates the allowance for loan losses to each loan category based on a defined methodology. The methodology is based on historical loss information and regulatory averages. Loan types reviewed under this methodology include real estate and consumer loans.

Actual loss ratios experienced in the future could vary from those projected. This uncertainty occurs because other factors affecting the determination of probable losses inherent in the loan portfolio may exist which are not necessarily captured by the application of historical loss ratios. To ensure a higher degree of confidence, an unallocated allowance is also maintained. The unallocated portion of the allowance for loan losses reflects management’s view that the allowance should have a margin that recognizes the imprecision underlying the process of estimating expected loan losses. Determination of the probable losses inherent in the portfolio, which are not necessarily captured by the allocated methodology discussed above, involves the exercise of judgment. Factors considered in the evaluation of the adequacy of the Company’s unallocated allowance include portfolio exposure due to concentration in specific industries and changes in the economy. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

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

Selected Financial Ratios

Set forth below are selected financial ratios of the Company for the fiscal periods ending 2003, 2002 and 2001:

	2003	2002	2001
Return on average assets	0.75%	0.63%	0.33%
Return on average equity	8.58%	6.81%	3.52%
Dividend payout ratio on common stock	None	None	None
Average equity to average assets	8.74%	9.32%	9.51%

Comparison of Operating Results for the Years Ended December 31, 2003 and December 31, 2002

Net Income. Net income for the fiscal year ended December 31, 2003 increased by 34% to $673,801, or $0.72 per diluted common share, compared with net income of $501,434 or $0.54 per diluted common share, for fiscal 2002. The increase can be primarily attributed to higher fee income from the sale of mortgage loans in the secondary market due to the low interest rate environment, greater average loan volume over the prior year and improved net interest margin. While average loan volume increased over the prior year, having a positive impact on earnings, the Bank experienced a decline in loan volume in the fourth quarter of 2003 as a result of several significant loan customers retiring loans near year-end in the normal course of business and the Bank’s inability to immediately replace those loans. In addition, as interest rates stabilized for home loans toward the end of 2003 the refinance market was not as robust as the first part of 2003.

Interest Income. Interest income consists primarily of interest on loans (including loan fees), securities, federal funds sold, and interest-bearing deposits at other financial institutions. Total interest income increased $345,245 or 8% to $4,936,563 for the year ended December 31, 2003 as compared to $4,591,318 for the year ended December 31, 2002. This increase was primarily the result of greater average loan volume in 2003 compared to 2002. The interest yield on average earning assets decreased from 6.54% in fiscal 2002 to 6.09% in fiscal 2003 driven primarily by lower interest rates in the loan portfolio reflective of the low interest rates that prevailed throughout 2003.

Interest Expense. Interest expense primarily represents interest paid to depositors and interest on borrowings. Interest expense decreased to $1,439,171 in fiscal 2003 from $1,602,972 in fiscal 2002, a decrease of $163,801 or 10%, despite an increase in average interest bearing liabilities of 12% at year-end 2003 from year-end 2002. Included in interest expense is interest paid on other borrowings which amounted to $254,753 in fiscal 2003 compared to $150,797 in fiscal 2002. The decrease in interest expense occurred primarily as money market accounts and higher cost time deposits repriced to lower interest rates due to the low interest rate environment, partially offset by interest payments on the Debentures. Average interest-bearing liability rates paid decreased from 2.72% in fiscal 2002 to 2.18% in fiscal 2003.

Set forth below is a summary of the Company’s average interest-bearing liabilities and the interest paid on such liabilities during fiscal 2003 and fiscal 2002.

	2003	Average Rate Paid	2002	Average Rate Paid
Interest-bearing demand	$2,625,309	0.38%	$2,191,221	0.53%
Savings accounts	2,391,898	0.51%	1,765,655	1.00%
Money market accounts	23,719,981	0.71%	25,185,004	1.33%
Time deposits	30,462,377	3.26%	25,677,181	4.24%
Federal funds purchased	1,693,417	1.75%	462,767	2.09%
Trust preferred securities	756,164	7.17%	0	0.00%
Federal Home Loan Bank borrowings	4,500,000	3.79%	3,729,839	3.78%

Total interest-bearing liabilities	$66,149,146	2.18%	$59,011,667	2.72%

Net Interest Income. Net interest income represents the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. Net interest income before provision for loan losses was $3,497,392 for the year ended December 31, 2003, an increase of $509,046 or 17% compared with net interest income of $2,988,346 for the year ended December 31, 2002. Growth in loan volume primarily led to an improvement in the net interest margin to 4.32% at December 31, 2003 from 4.26% at December 31, 2002.

The following table sets forth the average balances and an analysis of the interest rates and interest differential of the Company’s earning assets, which earn interest income, and interest bearing liabilities, which accrue interest expense, for fiscal 2003 and fiscal 2002.

Average Balance Sheet and
Analysis of Net Interest Income
Year Ended December 31,

	2003			2002
	Average Balance	Related Interest	Yield Rate	Average Balance	Related Interest	Yield Rate
Earning assets:
Deposits in bank	$655,320	$6,410	0.98%	$160,379	$2,917	1.82%
Investments (taxable)	365,082	23,943	6.56%	0	0	0.00%
Federal funds sold	2,109,603	19,246	0.90%	3,931,384	64,390	1.64%
Loans (a)	77,865,182	4,886,964	6.28%	66,139,286	4,524,011	6.84%

Total earning assets	$80,995,187	$4,936,563	6.09%	$70,231,049	$4,591,318	6.54%

Interest-bearing liabilities:
Interest-bearing demand	$2,625,309	$9,898	0.38%	$2,191,221	$11,637	0.53%
Savings accounts	2,391,898	12,308	0.51%	1,765,655	17,711	1.00%
Money market accounts	23,719,981	169,400	0.71%	25,185,004	334,160	1.33%
Time deposits	30,462,377	992,812	3.26%	25,677,181	1,088,667	4.24%
Federal funds purchased	1,693,417	30,018	1.75%	462,767	9,809	2.09%
Trust preferred securities	756,164	54,250	7.17%	0	0	0%
FHLB borrowings	4,500,000	170,485	3.79%	3,729,839	140,988	3.78%

Total interest-bearing liabs	$66,149,146	$1,439,171	2.18%	$59,011,667	$1,602,972	2.72%

Interest spread (b)		$3,497,392	3.91%		$2,988,346	3.82%

Interest margin (c)			4.32%			4.26%

(a)	Non-accruing loans are included in the computation of average balances. Loan interest income includes net loan fees and recognized net deferred loan fees.
(b)	The interest spread is the difference between the yield on earning assets and the yield on interest-bearing liabilities.
(c)	The interest margin is the net interest income divided by total earning assets.

The following table describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the Company’s interest income and interest expense for the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), (iii) changes attributable to changes in rate/volume (changes in rate multiplied by changes in volume), and (iv) the net change.

	Rate/Volume Analysis of Net Interest Income Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
	Increase (Decrease) Due To
	Volume	Rate	Rate/Volume	Net
Earning assets:
Deposits in bank	$9,002	$(1,348)	$(4,161)	$3,493
Investments (taxable)	0	0	23,943	23,943
Federal funds sold	(29,838)	(28,524)	13,218	(45,144)
Loans	802,066	(372,986)	(66,127)	362,953

Total earning assets	$781,230	$(402,858)	$(33,127)	$345,245

Interest-bearing liabilities:
Interest-bearing demand	$2,305	$(3,376)	$(669)	$(1,740)
Savings accounts	6,282	(8,625)	(3,059)	(5,402)
Money market accounts	(19,438)	(154,297)	8,976	(164,759)
Time deposits	202,884	(251,811)	(46,928)	(95,855)
Federal funds purchased	26,085	(1,606)	(4,271)	20,208
FHLB borrowings	29,112	319	66	29,497
Trust preferred securities	0	0	54,250	54,250

Total interest-bearing liabilities	$247,230	$(419,396)	$8,365	$(163,801)

Net change in net interest income	$534,000	$16,538	$(41,492)	$509,046

Provision for Loan Losses. The allowance for loan losses is established, as losses are estimated to have occurred, through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the collectibility of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is adequate to cover probable loan losses relating to specifically identified loans, as well as probable loan losses inherent in the balances of the loan portfolio. In accordance with FASB Statements 5 and 114, the allowance is provided for losses that have been incurred as of the balance sheet date and is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. See “Critical Accounting Policies – Allowance for Loan Losses” for additional factors used in determining the allowance for loan losses and provision for loan losses.

As of December 31, 2003, the Company’s allowance for loan losses was $729,643 or 0.97% of outstanding loans compared to $736,118 or 0.99% of outstanding loans at December 31, 2002.

During 2003, the Company made a loan loss provision of $393,000 compared to $260,000 in 2002. During 2003, the Bank incurred $401,329 in charge-offs related to three commercial loans and one retail loan compared to $70,684 in charge offs during 2002. The majority of the charge-offs during 2003 related to two failed businesses. The provision was made to bring the allowance to the amount determined necessary by management based on the analysis performed.

Noninterest Income. Total noninterest income consisted of maintenance, overdrafts and stop payment charges on deposit accounts, safe deposit fees, and miscellaneous fees such as wire transfers, interchange fees on debit cards, and merchant credit card income, along with gains on sales of loans, commission income generated by the investment center and an increase in cash surrender value of life insurance policies. Total noninterest income was $897,403 for fiscal 2003 compared to $631,423 for fiscal 2002, an increase of $265,980 or a 42% improvement. Due to a favorable interest rate environment for long-term mortgages during 2003, gains on sales of loans related to long-term loans sold in the secondary market increased by $187,369 in 2003 over the prior year which was the primary factor for the increase in total noninterest income.

Noninterest Expenses. Total noninterest expenses consisted primarily of salaries and employee benefits, occupancy and equipment expenses, data processing fees and professional fees. Total noninterest expenses for fiscal 2003 were $2,972,485 compared to $2,610,467 for fiscal 2002, an increase of $362,018 or 14%. The majority of the increase in noninterest expenses is attributed to salary merit increases and other expenses related to employee benefit plans, higher accounting, legal expenses, and correspondent bank service charges along with increases in general operating expenses.

Provision for Income Taxes. The increase in income before income taxes required a tax provision of $355,509 at a tax rate of 34.3% in fiscal 2003 as compared to $247,868 at a tax rate of 33.5% in fiscal 2002. The effective tax rate increased because tax-exempt income did not increase at the same rate as total pre-tax income.

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

Interest Expense. Interest expense primarily represents interest paid to depositors and interest on borrowings from the Federal Home Loan Bank and federal funds purchased. Interest expense decreased to $1,602,972 in fiscal 2002 from $2,580,020 in fiscal 2001, a decrease of $977,048 or 38%, despite an increase in average interest bearing liabilities of 5% at year-end 2002 from year-end 2001. Included in interest expense is interest paid on other borrowings which amounted to $150,757 in fiscal 2002 compared to no borrowings in fiscal 2001. The decrease in interest expense occurred primarily as money market accounts and higher cost time deposits repriced to lower interest rates due to the low interest rate environment noted above. Average interest liability rates paid decreased from 4.60% in fiscal 2001 to 2.72% in fiscal 2002.

Set forth below is a summary of the Company’s average interest-bearing liabilities and the interest paid on such liabilities during fiscal 2002 and fiscal 2001.

	2002	Average Rate Paid	2001	Average Rate Paid
Interest-bearing demand	$2,191,221	0.53%	$1,707,705	0.71%
Savings accounts	1,765,655	1.00%	1,350,888	1.33%
Money market accounts	25,185,004	1.33%	26,144,743	3.52%
Time deposits	25,677,181	4.24%	26,835,809	6.07%
Federal funds purchased	462,767	2.09%	0	0.00%
Federal Home Loan Bank borrowings	3,729,839	3.78%	0	0.00%

Total interest-bearing liabilities	$59,011,667	2.72%	$56,039,145	4.60%

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

The following table sets forth the average balances and an analysis of the interest rates and interest differential of the Company’s earning assets, which earn interest income, and interest bearing liabilities, which accrue interest expense, for fiscal 2002 and fiscal 2001.

Average Balance Sheet and
Analysis of Net Interest Income
Year Ended December 31,

	2002			2001
	Average Balance	Related Interest	Yield Rate	Average Balance	Related Interest	Yield Rate
Earning assets:
Deposits in bank	$160,379	$2,917	1.82%	$127,795	$3,476	2.72%
Investments (taxable)	0	0	0.00%	915,484	50,529	5.52%
Federal funds sold	3,931,384	64,390	1.64%	9,624,468	365,039	3.79%
Loans (a)	66,139,286	4,524,011	6.84%	55,361,095	4,508,760	8.14%

Total earning assets	$70,231,049	$4,591,318	6.54%	$66,028,842	$4,927,804	7.46%

Interest-bearing liabilities:
Interest-bearing demand	$2,191,221	$11,637	0.53%	$1,707,705	$12,047	0.71%
Savings accounts	1,765,655	17,711	1.00%	1,350,888	18,014	1.33%
Money market accounts	25,185,004	334,160	1.33%	26,144,743	920,883	3.52%
Time deposits	25,677,181	1,088,667	4.24%	26,835,809	1,629,076	6.07%
Federal funds purchased	462,767	9,809	2.09%	0	0	0.00%
FHLB borrowings	3,729,839	140,988	3.78%	0	0	0.00%

Total interest-bearing liabs	$59,011,667	$1,602,972	2.72%	$56,039,145	$2,580,020	4.60%

Interest spread (b)		$2,988,346	3.82%		$2,347,784	2.86%

Interest margin (c)			4.26%			3.56%

(a)	Non-accruing loans are included in the computation of average balances. Loan interest income includes net loan fees and recognized net deferred loan fees.
(b)	The interest spread is the difference between the yield on earning assets and the yield on interest-bearing liabilities.
(c)	The interest margin is the net interest income divided by total earning assets.

The following table describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the Company’s interest income and interest expense for the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), (iii) changes attributable to changes in rate/volume (changes in rate multiplied by changes in volume), and (iv) the net change.

	Rate/Volume Analysis of Net Interest Income Year Ended December 31, 2002 Compared to Year Ended December 31, 2001
	Increase (Decrease) Due To
	Volume	Rate	Rate/Volume	Net
Earning assets:
Deposits in bank	$887	$(1,152)	$(294)	$(559)
Investments (taxable)	(50,529)	(50,529)	50,529	(50,529)
Federal funds sold	(215,929)	(207,405)	122,685	(300,649)
Loans	877,805	(721,991)	(140,563)	15,251

Total earning assets	$612,234	$(981,077)	$32,357	$(336,486)

Interest-bearing liabilities:
Interest-bearing demand	$3,411	$(2,978)	$(843)	$(410)
Savings accounts	5,531	(4,463)	(1,370)	(302)
Money market accounts	(33,804)	(573,989)	21,070	(586,723)
Time deposits	(70,335)	(491,285)	21,210	(540,410)
Federal funds purchased	0	0	9,809	9,809
FHLB borrowings	0	0	140,988	140,988

Total interest-bearing liabilities	$(95,197)	$(1,072,715)	$190,864	$(977,048)

Net change in net interest income	$707,431	$91,638	$(158,507)	$640,562

Provision for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the collectibility of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is adequate to cover probable loan losses relating to specifically identified loans, as well as probable loan losses inherent in the balances of the loan portfolio. In accordance with FASB Statements 5 and 114, the allowance is provided for losses that have been incurred as of the balance sheet date and is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. See “Critical Accounting Policies – Allowance for Loan Losses” for additional factors used in determining the allowance for loan losses and provision for loan losses.

During 2002, the Company made a loan loss provision of $260,000 compared to $133,000 in 2001. The provision was made to bring the reserve to the amount determined necessary by management based on the analysis performed. The $127,000 increase in loan loss provision in fiscal 2002 compared to fiscal 2001 was primarily due to economic uncertainty.

As of December 31, 2002, the Company’s loan loss reserve was $736,118 or 1.00% of outstanding loans compared to $544,804 or 0.97% of outstanding loans at December 31, 2001.

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

Financial Condition

Total Assets. The Company reported total assets of $88,322,699 at December 31, 2003, an increase of $2,355,678 or 3% from December 31, 2002 with assets of $85,967,021. The increase in assets was primarily in cash and cash equivalents, interest bearing deposits in banks, and available for sale securities funded primarily with the Company’s Debentures and deposit growth.

Cash and Cash Equivalents. Cash and cash equivalents was $5,733,356 at December 31, 2003 compared to $4,431,478 at December 31, 2002 and represents cash maintained at the Bank and funds that the Bank and the Company have deposited in other financial institutions. The Bank reported $2,278,000 of federal funds sold (which are inter-bank funds with daily liquidity) on December 31, 2003 and no federal funds sold as of December 31, 2002. Short-term investments in commercial paper with maturities of three months or less increased to $500,000 as of December 31, 2003 compared to no short-term investments as of December 31, 2002.

Interest Bearing Deposits. Total interest bearing deposits in banks as of December 31, 2003 were $551,079 compared to $87,427 as of December 31, 2002, an increase of $463,652, primarily due to an investment of a portion of the proceeds from the Company’s issuance of the Debentures on June 30, 2003.

Available for Sale Securities. The Company’s investment portfolio increased $611,600 from $138,460 as of December 31, 2002 to $750,060 at December 31, 2003. The securities were placed in the available for sale category of the investment portfolio as the securities may be liquidated to provide cash for operating or financing purposes. The increase from the prior period was primarily the result of investing a portion of the proceeds from the Company’s issuance of the Debentures on June 30, 2003 and deposit growth.

The following table summarizes the maturity dates of those securities as of December 31, 2003.

Investment Portfolio Repricing Schedule

	1 year or less	After 1 year through 5 years	After 5 years	Total
Available for Sale Securities:
Corporate Securities	$50,060	$0	$700,000	$750,060
Weighted Average Yield	9.00%	0%	7.00%	7.13%

Amortized costs and fair values of available for sale securities are discussed in Note 3 to the Company’s Consolidated Financial Statements.

Loans. Loans prior to the allowance for loan losses increased to $75,126,628 at December 31, 2003 from $73,986,943 at December 31, 2002, an increase of $1,139,685 or 2%. The modest increase in loan growth is a reflection of the slowness in the economic recovery during 2003, resulting in customers who have paid down lines of credit. As the economy improves, management anticipates increased loan demand, which it expects will be generated primarily through existing customers drawing on unfunded loan commitments as well as new loan originations generated by the Bank’s marketing efforts. To fund future loan growth, management intends to seek continued growth in commercial and consumer deposits through sales efforts directed towards the expansion of existing client relationships and marketing efforts directed at the acquisition of new client relationships. Also, during fiscal year 2003 the Bank originated $30,775,043 in mortgage loans sold in the secondary market compared to $21,736,512 in secondary market loans originated in 2002. The favorable interest rate environment for long-term mortgage loans primarily drove the increase in secondary market loan volume. There were $650,000 and $2,160,021 of mortgage loans held for sale at December 31, 2003 and December 31, 2002, respectively.

With the anticipation of an increasing rate environment, the Bank’s emphasis in 2004 will be to expand its commercial portfolio with short-term, interest-rate sensitive assets, which should result in an improvement in net interest income as interest rates rise. With respect to retail banking, the emphasis will be to increase short-term residential mortgage loans which are held in the Bank’s portfolio, originate real estate loans for sale in the secondary market to generate fee income, and increase home equity lines and loans with new and existing customer relationships. With the anticipated loan growth in 2004, increased emphasis will be placed on generating deposits from both commercial and personal customers.

The following table summarizes the distribution of the Company’s loans at December 31, 2003 and December 31, 2002.

	Loan Portfolio Composition December 31,
	2003	2002
Real Estate
Construction	$6,175,933	$6,387,484
Commercial	24,910,619	25,831,597
Residential	16,506,285	13,783,616
Commercial	26,931,914	27,145,458
Installment and Consumer	601,877	838,788

Total Loans	$75,126,628	$73,986,943

The following table summarizes the maturities of the Company’s loan portfolio at December 31, 2003 (excluding residential real estate, installment and consumer).

	Loan Maturities
	1 year or less	After 1 through 5 years	After 5 years	Total
Commercial & Commercial Real Estate	$26,400,603	$23,872,467	$1,569,463	$51,842,533
Real estate-construction	2,780,959	3,322,036	72,938	6,175,933

Total	$29,181,562	$27,194,503	$1,642,401	$58,018,466

The following table summarizes the sensitivity of Company’s loan portfolio to interest rate changes by fixed and adjustable-rate loans due after one year at December 31, 2003 (excluding residential real estate, installment and consumer).

	Loans Due After One Year With:
	Predetermined Rates	Floating or adjustable interest rates	Total
Commercial & Commercial Real Estate	$22,318,406	$3,123,524	$25,441,930
Real estate-construction	3,322,036	72,938	3,394,974

Total	$25,640,442	$3,196,462	$28,836,904

Non-Performing Assets. The Bank undertakes a continuous loan review process to promote early identification of credit quality problems in its loan portfolio and to ensure compliance with its loan policy and documentation practices. Any past due loans and identified problem loans are reviewed with the Board of Directors of the Bank on a monthly basis.

Each loan which becomes contractually past due 90 days or more as to principal or interest payments is reviewed by management and reported to the Loan Committee of the Board of Directors of the Bank. These loans would then be placed on a non-accrual status and all past accrued interest would be reversed. Cash collections on loans placed on non-accrual status are credited to the loan receivable balance and no interest income is recognized until the principal balance is current. Loans are returned to accrual status when principal and interest amounts contractually due are brought current and future payments are reasonably assured. Management has identified one commercial loan in the amount of $258,151 which is not in nonaccrual which management considers to be impaired.

As of December 31, 2003, management was not aware of any significant loans, group of loans or segments of the loan portfolio not included above, where there were serious doubts as to the ability of the borrowers to comply with the loan payment terms.

The Company had $286,770 and $59,712 nonperforming loans, respectively, as of December 31, 2003 and December 31, 2002.

There was $22,448 and $3,026 in unrecorded interest income related to non-accruing loans as of December 31, 2003 and December 31, 2002. The amounts of cash-basis interest income on non-accruing loans that were included in net income for fiscal 2003 and fiscal 2002 were $0 and $6,430, respectively.

Allowance for Loan Losses. Based on the loss estimates described in “Critical Accounting Policies – Allowance for Loan Losses,” management determines its best estimate of the required loan loss allowance. Management’s evaluation of the factors described above resulted in an allowance for loan losses of $729,643 or 0.97% of loans at December 31, 2003 compared to $736,118 or 0.99% of loans at December 31, 2002. The Company has allocated its allowance for loan losses at the end of the period presented as follows:

	Amount of Allowance for Loan Losses Allocated as of 12/31/03	Percent of Allowance for Loan Losses	Percent of Loans to Total Loans
Commercial and commercial real estate loans	$472,320	65%	69%
Real estate - construction	22,087	3%	8%
Real estate - residential mortgages	18,385	3%	22%
Installment loans to individuals	59,755	8%	1%
Unfunded loan commitments	10,813	1%	NA
Unallocated	$146,283	20%	NA

Total	$729,643	100%	100%

The resulting provisions for loan losses are the amounts required to maintain the allowance for loan losses at levels deemed necessary by management after taking into consideration charge-offs and recoveries. The provisions for loan losses for the years ended December 31, 2003 and 2002 were $393,000 and $260,000, respectively. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

During fiscal 2003, the Bank charged $401,329 against the allowance for loan losses related to three commercial loans and one retail loan and had recoveries of $1,854 related to a commercial and retail loan. This compares to $70,684 in charge offs during 2002 and $1,998 in recoveries during 2002.

Set forth below is an analysis of the Company’s provision for loan losses.

Summary of Loan Loss Experience
And Loan Loss Provisions

	2003	2002	2001
Balance at beginning of period	$736,118	$544,804	$696,206
Charge-offs:
Commercial	$400,367	$70,684	$321,082
Real Estate:
Construction	0	0	0
Commercial	0	0	0
Other Mortgages	0	0	0
Installment-consumer	962	0	7,397

Total Charge-offs	$401,329	$70,684	$328,479
Recoveries:
Commercial	1,178	0	42,860
Real Estate:
Construction	0	0	0
Commercial	0	0	0
Other Mortgages	0	0	0
Installment-consumer	676	1,998	1,217

Total Recoveries	$1,854	$1,998	$44,077

Net charge-offs (recoveries)	$399,475	$68,686	$284,402
Additions charged to operations	393,000	260,000	133,000

Balance at end of period	$729,643	$736,118	$544,804

Ratio of net charge-offs (recoveries)
during the period to average loans
outstanding during the period	0.51%	0.10%	0.51%

Other Assets. The Company’s office building, leasehold improvements and equipment less accumulated depreciation and amortization was $2,501,472 at December 31, 2003 compared to $2,488,734 at December 31, 2002. Cash surrender value of life insurance at December 31, 2003 was $2,360,516 compared to $2,252,516 at December 31, 2002. Accrued interest receivable and other assets was $1,379,231 at December 31, 2003 compared to $1,157,560 at December 31, 2002.

Deposits. Deposits increased by $1,470,591 from $71,185,940 as of December 31, 2002 to $72,656,531 on December 31, 2003, resulting from growth in other time deposits.

As of December 31, 2003, time deposits over $100,000 totaled $14,664,070 and represented 20% of total deposits. Set forth below is a schedule of the maturities as of December 31, 2003 for the Company’s time deposits of $100,000 or more.

Time Deposits of $100,000 or more
Maturity Schedule

	3 mos Or less	Over 3 mos. Thru 6 mos.	Over 6 mos. Thru 12 mos.	Over 12 months	Total
Certificates of Deposit	$ 2,292,595	$ 2,299,711	$ 3,774,066	$ 6,297,698	$14,664,070

Other Liabilities. Accrued interest payable and other liabilities of $1,718,084 at December 31, 2003 compared to $1,568,170 at December 31, 2002 were primarily made up of accrued interest payable on deposit accounts, accounts payable and deferred employee benefits.

Borrowed Funds. The Bank is a member of the Federal Home Loan Bank (the “FHLB”) and has a master contract with the FHLB which provides for borrowing up to a maximum of 60% of the book value of the Bank’s first lien one- to four-family real estate loans which were approximately $4,862,000 at December 31, 2003. The advances are collateralized by a security agreement pledging a portion of the Bank’s real estate mortgages with a carrying value of approximately $8,081,000 and $8,481,000 at December 31, 2003 and 2002, respectively, and FHLB stock.

During fiscal 2002, the Bank experienced strong and increasing demand for commercial loans. As a result of this demand, in order to fund loan growth, the Bank borrowed $4,500,000 from the FHLB during fiscal 2002, with applicable interest rates ranging from 3.61% to 3.99% and with varying maturities through May 2004. The same amount of borrowings of $4,500,000 were outstanding as of December 31, 2003.

As of December 31, 2003, the Bank had no federal funds purchased, which are inter-bank funds with daily maturities, compared to $1,112,000 on December 31, 2002. Deposit growth accounted for the reduction in federal funds sold.

Liquidity. For banks, liquidity generally represents the ability to meet withdrawals from deposits and the funding of loans. The assets that provide liquidity are cash, federal funds sold and short-term loans and securities. Further, subject to certain limits, the Company has the ability to acquire additional funds through short-term borrowings from other financial institutions. Liquidity needs are influenced by economic conditions, interest rates and competition. The loan-to-deposit ratio prior to allowance for loan losses on December 31, 2003 was 103% compared to 104% on December 31, 2002.

As of December 31, 2003 the Company had $2,955,356 in cash and due from banks, $2,278,000 in federal funds sold, and $500,000 in short-term investments plus various sources of credit available to fund loans and loan commitments. These available credit sources include Federal Funds lines of credit, loans from the FHLB and loans from the Federal Reserve Bank. Certain of these lines would be collateralized with other assets of the Bank.

Net cash provided by operating activities for the twelve months ended December 31, 2003 was $2,584,691 compared to $81,896 used in operations in the prior period. The increase in cash from operating activities during 2003 was primarily due to net income, a reduction in loans held for sale and provisions for loan losses.

Net cash used in investing activities for the twelve months ended December 31, 2003 was $2,757,773 compared to $18,148,010 in the prior period. The net increase in cash used in investing activities during 2003 included an increase in interest bearing deposits in banks, purchase of available for sale securities and a net increase in loans.

Net cash provided by financing activities for the twelve months ended December 31, 2003 was $1,474,960 compared to $13,059,422 in the prior period. In 2003, the increase in cash was primarily due to an increase in deposits and proceeds from the issuance of the Company’s Debentures offset by a decrease in Federal Funds purchased and the purchase of treasury stock.

Off-Balance Sheet Liabilities. The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. These financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received. See Note 14 to the Company’s Consolidated Financial Statements.

As of December 31, 2003, the Company has $21,625,028 in unfunded loan commitments created in the normal course of business and approved in the same manner as the other loans on the balance sheet. This compares to $19,400,871 in unfunded loan commitments as of December 31, 2002. The following table summarizes the Company’s exposure to these off-balance sheet commitments:

	2003	2002
Financial instruments:
Commitments to extend credit	$20,387,848	$18,173,438
Credit card commitments	1,092,182	1,139,875
Standby letters of credit	144,998	87,558

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

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

Credit card commitments are unsecured.

Capital Resources. As of December 31, 2003, the most recent notification from the regulatory agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain the minimum total risk-based, Tier I risk-based, and Tier 1 leverage ratios as set forth in “Description of Business – Supervision and Regulation.” There have been no conditions or events since these notifications that management believes have changed the Bank’s category. See Note 17 to the Company’s Consolidated Financial Statements for actual ratios for 2003 and 2002.

When the Company exceeds $150,000,000 in assets, the Company will be required to meet certain regulatory capital requirements. The Company’s Debentures will be included as Tier I capital and will have a positive effect on the Company’s capital ratios.

On July 23, 2003, during the Company’s third fiscal quarter, the Company announced that its Board of Directors authorized the repurchase of up to 50,000 shares of its outstanding common stock. As of August 1, 2003, the Company had repurchased 50,000 shares at a weighted average purchase price of $9.86 per share. The Company currently has no further authorization to repurchase additional shares.

During 2003, 19,582 shares of common stock were issued in connection with the Company’s stock option plan.

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

The Company’s strategy with respect to asset/liability management is to maximize net interest income while limiting exposure to interest rate volatility. This strategy is implemented by the Bank’s management, which takes action based upon its analysis of the Bank’s present positioning, its desired future positioning, economic forecasts, and its goals. The Company’s goal is to maintain a monthly GAP position within + or — 25% of 1.00.

The following table summarizes the repricing opportunities as of December 31, 2003 for each major category of interest-earning assets and interest-bearing liabilities:

	Interest-Rate-Sensitive Assets and Liabilities
	0-89 days	90-179 days	180-359 days	360+ days	Total
Investments	$50,060	0	0	700,000	$750,060
Loans	$33,037,454	3,235,298	8,179,691	30,674,185	$75,126,628

Total Rate Sensitive Assets	$33,087,514	3,235,298	8,179,691	31,374,185	$75,876,688
Rate Sensitive Liabilities (a)	$31,290,146	5,271,552	8,071,618	13,773,405	$58,406,721

GAP	$1,797,368	(2,036,254)	108,073	17,600,780	$17,469,967
Cumulative GAP	$1,797,368	(238,886)	(130,813)	17,469,967
GAP/Rate Sensitive Assets	5.43%	(0.66)%	(0.29)%	23.02%

(a) Savings, NOW, and money market demand deposits are considered immediately repricable.

Impact of Inflation and Changing Prices

Unlike most industries, essentially all of the assets and liabilities of a bank are monetary in nature. As such, the level of prices has less effect than interest rates. Prices and interest rates do not always move in the same direction. The Company’s consolidated financial statements and notes are generally prepared in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
Average Balance Sheet

	2003	2002
Cash and due from banks	$3,748,852	$3,251,400
Federal funds sold	2,109,603	3,931,384
Interest-bearing deposits in other banks	655,320	160,379
Investment securities:
U.S. Treasury, agency and other securities	365,082	328,247
Loans:
Real estate mortgages	15,533,943	13,116,691
Consumer-net	1,210,875	1,093,094
Commercial and other	61,120,364	51,929,501

Total	77,865,182	66,139,286
Less allowance for loan losses	(758,025)	(578,449)

Net loans	77,107,157	65,560,837
Fixed assets	2,497,652	2,498,729
Other real estate owned	0	0
Cash surrender value of life insurance	2,294,840	2,197,379
Other assets	1,062,273	1,105,976

Total assets	$89,840,779	$79,034,331

Interest-bearing deposits:
Interest-bearing demand	$2,625,309	$2,191,221
Savings accounts	2,391,898	1,765,655
Money market deposit accounts	23,719,981	25,185,004
Time deposits	30,462,377	25,677,181
Federal funds purchased	1,693,417	462,767
Trust preferred securities	756,164	0
FHLB borrowings	4,500,000	3,729,839

Total interest-bearing deposits	66,149,146	59,011,667
Demand deposits	13,310,486	10,619,471

Total deposits	79,459,632	69,631,138
Other liabilities	2,524,978	2,039,718

Total liabilities	81,984,610	71,670,856
Equity capital	7,856,169	7,363,475

Total liabilities and capital	$89,840,779	$79,034,331

Item 7.   Financial Statements

[LOGO OMITTED]

Independent Auditor’s Report

Board of Directors
Ridgestone Financial Services, Inc.
Brookfield, Wisconsin

We have audited the accompanying consolidated balance sheet of Ridgestone Financial Services, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Ridgestone Financial Services, Inc. and Subsidiaries, as of and for each of the two years in the period ended December 31, 2002, were audited by other auditors whose report dated February 14, 2003, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ridgestone Financial Services, Inc. and Subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Wipfli LLP

Wipfli LLP

February 13, 2004
Milwaukee, Wisconsin

[LOGO OMITTED]

INDEPENDENT AUDITOR’S REPORT

Board of Directors and Shareholders
Ridgestone Financial Services, Inc.

We have audited the accompanying consolidated balance sheet of Ridgestone Financial Services, Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ridgestone Financial Services, Inc. and Subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

VIRCHOW, KRAUSE & COMPANY, LLP
/s/ Virchow, Krause & Company, LLP

Milwaukee, Wisconsin
February 14, 2003

Ridgestone Financial Services, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2003 and 2002

Assets	2003	2002
Cash and due from banks	$2,955,356	$4,431,478
Federal funds sold	2,278,000	0
Short-term investments	500,000	0

Cash and cash equivalents	5,733,356	4,431,478
Interest-bearing deposits	551,079	87,427
Securities available for sale	750,060	138,460
Loans held for sale	650,000	2,160,021
Loans, net of allowance for loan losses of $729,643 and $736,118 in 2003
and 2002, respectively	74,396,985	73,250,825
Premises and equipment, net	2,501,472	2,488,734
Cash surrender value of life insurance	2,360,516	2,252,516
Accrued interest receivable and other assets	1,379,231	1,157,560

TOTAL ASSETS	$88,322,699	$85,967,021

Liabilities and Stockholders' Equity

Liabilities:
Demand deposits	$14,249,810	$14,352,801
Savings and NOW deposits	27,282,946	29,680,304
Other time deposits	31,123,775	27,152,835

Total deposits	72,656,531	71,185,940
Federal funds purchased	0	1,112,000
Other borrowings	4,500,000	4,500,000
Guaranteed preferred beneficial interests in the Company's subordinated
debentures	1,500,000	0
Accrued interest payable and other liabilities	1,718,084	1,568,170

Total liabilities	80,374,615	78,366,110

Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized, no shares issued	0	0
Common stock, no par value, 10,000,000 shares authorized, 897,241
shares and 877,659 shares issued in 2003 and 2002, respectively	8,574,703	8,423,619
Accumulated deficit	(133,664)	(807,465)
Accumulated other comprehensive income (loss)	60	(15,243)
Treasury stock, at cost - 50,000 shares in 2003	(493,015)	0

Total stockholders' equity	7,948,084	7,600,911

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$88,322,699	$85,967,021

See accompanying notes to consolidated financial statements.

Ridgestone Financial Services, Inc. and Subsidiaries
Consolidated Statements of Income
Ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Interest and dividend income:
Loans, including fees	$4,886,964	$4,524,011	$4,508,760
Investment securities - taxable	30,353	0	50,529
Other interest and dividend income	19,246	67,307	368,515

Total interest and dividend income	4,936,563	4,591,318	4,927,804

Interest expense:
Deposits	1,184,418	1,452,175	2,580,020
Federal funds purchased	30,018	9,809	0
Borrowed funds	224,735	140,988	0

Total interest expense	1,439,171	1,602,972	2,580,020

Net interest income	3,497,392	2,988,346	2,347,784
Provision for loan losses	393,000	260,000	133,000

Net interest income after provision for loan losses	3,104,392	2,728,346	2,214,784

Noninterest income:
Customer service fees	162,136	149,241	110,822
Net gain on sale of loans	427,151	239,782	140,834
Increase in cash surrender value of life insurance	126,000	133,754	111,611
Gain on sale of securities available for sale	5,290	0	0
Other income	176,826	108,646	94,443

Total noninterest income	897,403	631,423	457,710

Noninterest expense:
Salaries	1,207,647	1,145,898	1,035,256
Employee benefits	519,338	508,258	429,627
Occupancy	140,351	159,924	185,448
Furniture and equipment	89,799	108,916	132,348
Computer services	144,490	125,430	126,988
Professional fees	223,974	145,325	139,089
Other expenses	646,886	416,716	285,051

Total noninterest expense	2,972,485	2,610,467	2,333,807

Income before provision for income taxes	1,029,310	749,302	338,687
Provision for income taxes	355,509	247,868	90,976

Net income	$673,801	$501,434	$247,711

Basic earnings per share	$0.78	$0.57	$0.28

Diluted earnings per share	$0.72	$0.54	$0.28

See accompanying notes to consolidated financial statements.

Ridgestone Financial Services, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
Ended December 31, 2003, 2002, and 2001

	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2000	$8,417,117	$(1,556,610)	$(59,052)	$0	$6,801,455
Comprehensive income:
Net income		247,711			247,711
Change in unrealized gains and losses
on securities available for sale			4,015		4,015
Income tax effect			(1,566)		(1,566)

Total comprehensive income					250,160

Balance, December 31, 2001	8,417,117	(1,308,899)	(56,603)	0	7,051,615
Comprehensive income:
Net income		501,434			501,434
Change in unrealized gains and losses
on securities available for sale			67,803		67,803
Income tax effect			(26,443)		(26,443)

Total comprehensive income					542,794
Issuance of 1,167 shares of common
stock	6,502				6,502

Balance, December 31, 2002	8,423,619	(807,465)	(15,243)	0	7,600,911
Comprehensive income:
Net income		673,801			673,801
Change in unrealized gains and losses
on securities available for sale			20,593		20,593
Reclassification adjustment for gains
realized in income			(5,290)		(5,290)

Total comprehensive income					689,104
Tax benefit of nonqualified stock
options exercised	41,700				41,700
Issuance of 19,582 shares of common
stock	109,384				109,384
Purchase of 50,000 shares of treasury
stock				(493,015)	(493,015)

Balance, December 31, 2003	$8,574,703	$(133,664)	$60	$(493,015)	$7,948,084

See accompanying notes to consolidated financial statements.

Ridgestone Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$673,801	$501,434	$247,711

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Provision for depreciation	151,216	168,986	192,013
Gain on sale of securities available for sale	(5,290)	0	0
Provision for loan losses	393,000	260,000	133,000
Increase in cash surrender value of life insurance	(108,000)	(117,411)	(97,919)
Provision for deferred income taxes	39,934	58,389	90,976
Gain on other real estate owned	0	0	(66,414)
Changes in operating assets and liabilities:
Loans held for sale	1,510,021	(1,130,821)	(474,200)
Accrued interest receivable and other assets	(261,605)	(146,469)	119,529
Accrued interest payable and other liabilities	191,614	323,996	(53,355)

Total adjustments	1,910,890	(583,330)	(156,370)

Net cash provided by (used in) operating activities	2,584,691	(81,896)	91,341

Cash flows from investing activities:
Net (increase) decrease in interest-bearing deposits	(463,652)	(2,918)	31,525
Maturities, prepayments, sales, and calls of	108,993	0	0
available-for-sale securities
Purchases of available-for-sale securities	(700,000)	0	(37,474)
Maturities, prepayments, and calls of held-to-maturity securities	0	0	1,490,141
Net increase in loans	(1,539,160)	(17,978,313)	(2,015,196)
Proceeds from sales of premises and equipment	0	103,753	15,839
Purchases of premises and equipment	(163,954)	(270,532)	(97,540)
Net disbursements on other real estate owned	0	0	(41,275)
Proceeds from sales of other real estate owned	0	0	777,274

Net cash provided by (used in) investing activities	(2,757,773)	(18,148,010)	123,294

Ridgestone Financial Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
Ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Cash flows from financing activities:
Net increase (decrease) in deposits	$1,470,591	$7,440,920	$(1,577,581)
Net change in federal funds purchased	(1,112,000)	1,112,000	0
Proceeds from borrowings	0	4,500,000	0
Net proceeds from issuance of guaranteed
preferred beneficial interests in the
Company's subordinated debentures	1,500,000	0	0
Proceeds from issuance of common stock	109,384	6,502	0
Purchase of treasury stock	(493,015)	0	0

Net cash provided by (used in) financing activities	1,474,960	13,059,422	(1,577,581)

Net increase (decrease) in cash and cash equivalents	1,301,878	(5,170,484)	(1,362,946)
Cash and cash equivalents at beginning	4,431,478	9,601,962	10,964,908

Cash and cash equivalents at end	$5,733,356	$4,431,478	$9,601,962

Supplemental cash flow information:
Cash paid during the year for:
Interest on deposits and borrowings	$1,441,101	$1,641,326	$2,830,257
Income taxes	230,000	25	25
Noncash investing and financing activities:
Tax benefit of nonqualified stock options exercised	$41,700	$0	$0

See accompanying notes to consolidated financial statements.

Ridgestone Financial Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1	Summary of Significant Accounting Policies

Consolidation — The consolidated financial statements of Ridgestone Financial Services, Inc. (the “Company”) include the accounts of its wholly owned subsidiaries, Ridgestone Bank (the “Bank”) and Ridgestone Capital Trust I (the “Capital Trust”). Ridgestone Bank includes the accounts of its wholly owned subsidiary, Ridgestone Real Estate Divestitures, Inc. In December 2001, Ridgestone Real Estate Divestitures, Inc. ceased operations. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and conform to general practices within the banking industry. All significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of Banking Activities —The consolidated income of the Company is principally from the income of the Bank. The Bank grants commercial, residential, and consumer loans to and accepts deposits from customers primarily in southeastern Wisconsin. The Bank is subject to competition from other financial institutions and nonfinancial institutions providing financial products. Additionally, the Company and the Bank are subject to the regulations of certain regulatory agencies and undergo periodic examination by those regulatory agencies.

Use of Estimates — In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred tax assets.

Cash and Cash Equivalents — For purposes of reporting cash flows, cash and cash equivalents include cash and balances due from banks, federal funds sold, and short-term investments, all of which mature within 90 days. The Bank maintains amounts due from banks which, at times, may exceed federally insured limits. The Bank has not experienced any losses in such accounts.

Interest-Bearing Deposits in Banks — Interest-bearing deposits in banks mature within one year and are carried at cost.

Securities — Securities are classified as available for sale and are carried at fair value, with unrealized gains and losses reported in other comprehensive income, net of the related deferred tax effect. Amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the life of the securities. Declines in fair value of securities that are deemed to be other-than-temporary, if applicable, are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers independent price quotations, projected target prices of investment analysts within the short term, and the financial condition of the issuer. Gains and losses on the sale of securities are recorded on the trade date and determined using the specific-identification method.

Ridgestone Financial Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1	Summary of Significant Accounting Policies (Continued)

Federal Home Loan Bank Stock —As a member of the Federal Home Loan Bank (FHLB) system, the Bank is required to hold stock in the FHLB based on the anticipated amount of FHLB borrowings to be advanced. This stock is recorded at cost, which approximates fair value. Transfer of the stock is substantially restricted. Total FHLB stock of $248,800 and $230,800 as of December 31, 2003 and 2002, respectively, is included in other assets.

Loans Held for Sale — Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. All sales are made without recourse.

Loans — Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the amount of unpaid principal, reduced by the allowance for loan losses and any deferred fees or costs in originating loans. Interest income is accrued on the unpaid principal balance. The accrual of interest income on impaired loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower’s ability to meet payment of interest or principal when they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Cash collections on impaired loans are credited to the loan receivable balance and no interest income is recognized on those loans until the principal balance is current. Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses — The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is adequate to cover probable credit losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. The allowance is provided for losses that have been incurred as of the balance sheet date and is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial and commercial real estate loans by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require the Bank to make additions to the allowance for loan losses based on their judgments of collectibility from information available to them at the time of their examination.

Ridgestone Financial Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1	Summary of Significant Accounting Policies (Continued)

Premises and Equipment —Premises and equipment are stated at cost, net of accumulated depreciation. Provisions for depreciation are computed on straight-line and accelerated methods over the estimated useful lives of the assets, which range from 15 to 40 years for buildings and 3 to 10 years for equipment. Gains or losses on disposition of premises and equipment are reflected in income.

Other Real Estate Owned — Other real estate owned, acquired through partial or total satisfaction of loans, is carried at the lower of cost or fair value less cost to sell. At the date of foreclosure, losses are charged to the allowance for loan losses. After foreclosure, revenue and expenses from operations and changes in the valuation allowance are included in income as incurred.

Profit-Sharing Plan — The Company has established a trusteed contributory 401(k) profit sharing plan for qualified employees. The Company’s policy is to fund contributions as accrued.

Income Taxes — The Company files a consolidated federal income tax return and separate company state income tax returns. Accordingly, amounts equal to tax benefits of those companies having taxable federal losses or credits are reimbursed by the other companies that incur federal tax liabilities.

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

Stock-Based Compensation Plan —At December 31, 2003, the Company has a stock-based employee compensation plan which is described more fully in Note 12. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, no stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the approximate market value of the underlying common stock on the date of grant. The following table illustrates, in accordance with Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation —Transition and Disclosure, the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Ridgestone Financial Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1	Summary of Significant Accounting Policies (Continued)

	2003	2002	2001
Net income - As reported	$673,801	$501,434	$247,711
Deduct: Total stock-based employee
compensation expense determined under a
fair value based method for all awards
granted, net of related tax effects	(109,128)	(145,978)	(170,418)

Pro forma net income	$564,673	$355,456	$77,293

Basic earnings per share - As reported	$0.78	$0.57	$0.28
Pro forma basic earnings per share	$0.66	$0.41	$0.09
Diluted earnings per share - As reported	$0.72	$0.54	$0.28
Pro forma diluted earnings per share	$0.60	$0.39	$0.09

Off-Balance-Sheet Financial Instruments — In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they become payable or when related fees are incurred or received.

Rate Lock Commitments — The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. The Company’s rate lock commitments were $723,200 at December 31, 2003.

Segment Information — The Company, through its banking subsidiary, provides a full range of consumer and commercial banking services to individuals and businesses in the Milwaukee Metropolitan area. These services include demand, time, and savings deposits; safe deposit services; credit cards; secured and unsecured consumer, commercial, and real estate loans; ATM processing; cash management; and financial planning.

While the Company’s chief decision makers monitor the revenue streams of various Company products and services, operations are managed and financial performance is evaluated on a companywide basis. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment.

Comprehensive Income —Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, net of tax, which are recognized as a separate component of equity, accumulated other comprehensive income (loss).

Ridgestone Financial Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1	Summary of Significant Accounting Policies (Continued)

Earnings per Share — Earnings per share are computed based upon the weighted average number of common shares outstanding during each year. In the computation of diluted earnings per share, all dilutive stock options are assumed to be exercised at the beginning of each year and the proceeds are used to purchase shares of the Company’s common stock at the average market price during the year.

A reconciliation of the numerators and the denominators of earnings per share assuming dilution are:

	Income	Shares	Per Share Amount
2003
Earnings	$673,801	859,756	$0.78
Effect of options		74,134

Earnings - Assuming dilution	$673,801	933,890	$0.72

2002
Earnings	$501,434	876,492	$0.57
Effect of options		45,611

Earnings - Assuming dilution	$501,434	922,103	$0.54

2001
Earnings	$247,711	876,492	$0.28
Effect of options		3,121

Earnings - Assuming dilution	$247,711	879,613	$0.28

New Accounting Pronouncements —In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS 123. SFAS No. 148 permits two additional transition methods for entities that adopt the fair value based method of accounting for stock-based employee compensation. This statement also requires new disclosures about the ramp-up effect of stock-based employee compensation on reported results, and requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances, and have been provided herein. The Company decided preliminarily not to adopt the fair value based method of accounting, but will continue to monitor the accounting developments in this area.

Ridgestone Financial Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1	Summary of Significant Accounting Policies (Continued)

New Accounting Pronouncements (Continued) — In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group process and in connection with implementation issues raised in relation to the application of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption had no material impact on the Company’s results of operations, financial position, or liquidity.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003; otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption had no material impact on the Company’s results of operations, financial position, or liquidity.

In November 2002, the FASB issued Interpretation No. 45, an interpretation of FASB Statements No. 5, 57, and 107, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements regarding certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 were effective as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 were effective beginning January 1, 2003. The adoption had no material impact on the Company’s results of operations, financial position, or liquidity.

In December 2003, FASB issued a revised Interpretation No. 46 (“FIN 46R”), Consolidation of Variable Interest Entities. This interpretation provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s financial statements if it meets certain criteria as defined in the interpretation. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. FIN 46R is effective immediately for interests in an entity subject to this interpretation created after December 31, 2003; otherwise, this interpretation is to be applied by the beginning of the first annual period beginning after December 31, 2004. See Note 9 for the Company’s assessment of the impact the interpretation will have on the consolidated financial statements.

Reclassifications — Certain 2002 and 2001 amounts have been reclassified to conform with the 2003 presentation. The reclassifications have no effect on reported amounts of net income or equity.

Ridgestone Financial Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 2	Cash and Due From Banks

The Bank is required to maintain vault cash and reserve balances with federal reserve banks based upon a percentage of deposits. These requirements approximated $244,000 and $222,000 at December 31, 2003 and 2002, respectively.

In the normal course of business, the Bank maintains cash and due from bank balances with correspondent banks which routinely exceed insured amounts. Accounts at each institution are insured by the Federal Deposit Insurance Corporation of up to $100,000. The Bank monitors the financial condition of correspondent banks and believes credit risk is minimal.

Note 3	Securities

Amortized costs and estimated fair value of available-for-sale securities as of December 31, 2003 and 2002, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2003
Available for sale:
Capital securities	$700,000	$0	$0	$700,000
Other equity securities	50,000	60	0	50,060

Total	$750,000	$60	$0	$750,060

December 31, 2002
Available for sale:
Other equity securities	$153,703	$15,471	$30,714	$138,460

The contractual maturities of the capital securities are greater than 15 years. Expected maturities will differ from contractual maturities because the borrowers have the right to call or prepay the obligations without penalties. Typically these securities are callable after 5 years.

Following is a summary of the proceeds from sales of investment securities available for sale, as well as gross gains and losses for the years ended December 31:

	2003	2002	2001
Proceeds from sale of securities	$108,993	$0	$0
Gross gains on sales	$21,830	$0	$0
Gross losses on sales	$16,540	$0	$0

There were no securities pledged as collateral at December 31, 2003 and 2002.

The Company did not have any temporary impairment losses at December 31, 2003.

Ridgestone Financial Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 4	Loans

Major classification of loans are as follows at December 31:

	2003	2002
Real estate loans:
Construction	$6,175,933	$6,387,484
Commercial	24,910,619	25,831,597
Residential	16,506,285	13,783,616
Commercial loans	26,931,914	27,145,458
Installment and consumer loans	601,877	838,788

Subtotals	75,126,628	73,986,943
Less - Allowance for loan losses	729,643	736,118

Loans, net	$74,396,985	$73,250,825

The aggregate amount of nonperforming loans was approximately $286,770 and $59,712 at December 31, 2003 and 2002, respectively. Nonperforming loans are those that are contractually past due 90 days or more as to interest or principal payments, on nonaccrual of interest status, or loans the terms of which have been renegotiated to provide a reduction or deferral of interest or principal. If nonperforming loans had been current, approximately $20,059, $2,708, and $2,190 of interest income would have been recognized for the years ended December 31, 2003, 2002, and 2001, respectively.

An analysis of impaired loans at December 31 follows:

	2003	2002
Impaired loans with a valuation allowance	$492,331	$0
Impaired loans without a valuation allowance	50,590	59,712

Total impaired loans	542,921	59,712
Less - Allowance for loan losses	194,000	0

Net investment in impaired loans	$348,921	$59,712

Ridgestone Financial Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 4	Loans (Continued)

An analysis of impaired loans for the years ended December 31 follows:

	2003	2002	2001
Average recorded investment	$524,345	$62,400	$230,538

Interest income recognized	$20,523	$6,430	$6,468

Interest income recognized using the cash basis	$0	$6,430	$6,468

The Bank, in the ordinary course of business, grants loans to the Company’s executive officers and directors, including affiliated companies in which they are principal owners. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and did not involve more than normal risks of collectibility or present other unfavorable features.

Activity in related-party loans during 2003 is summarized below:

Loans outstanding, January 1	$2,253,607
Changes in related parties	153,034
New loans	3,492,325
Repayments	(2,192,317)

Loans outstanding, December 31	$3,706,649

Note 5	Allowance for Loan Losses

The allowance for loan losses reflected in the accompanying consolidated financial statements represents the allowance available to absorb loan losses. An analysis of changes in the allowance is presented in the following table as of December 31:

	2003	2002	2001
Balance at beginning	$736,118	$544,804	$696,206
Charge-offs	(401,329)	(70,684)	(328,479)
Recoveries of amounts charged off	1,854	1,998	44,077
Provision charged to operations	393,000	260,000	133,000

Balance at end	$729,643	$736,118	$544,804

Ridgestone Financial Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 6	Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation at December 31 and are summarized as follows:

	2003	2002
Land	$232,200	$232,200
Buildings and leasehold improvements	2,362,254	2,300,964
Furniture and equipment	1,224,469	1,121,805

Totals	3,818,923	3,654,969
Less - Accumulated depreciation and amortization	1,317,451	1,166,235

Net depreciated value	$2,501,472	$2,488,734

Depreciation expense amounted to $151,216, $168,986, and $192,013 in 2003, 2002, and 2001, respectively.

Note 7	Deposits

The aggregate amount of time deposits, each with a minimum denomination of $100,000, was $14,664,070 and $10,010,986 at December 31, 2003 and 2002, respectively.

At December 31, 2003, the scheduled maturities of time deposits are as follows:

2004	$17,350,370
2005	8,154,474
2006	2,126,653
2007	2,804,045
2008	688,233

Total	$31,123,775

Note 8	Other Borrowings

Other borrowings consist of the following at December 31:

3.61% to 3.99% fixed rate FHLB
advances, interest payable monthly
with principal due during 2004	$4,500,000	$4,500,000

Ridgestone Financial Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 8	Other Borrowings (Continued)

The Bank has a master contract with the FHLB which provides for borrowing up to a maximum of 60% of the book value of the Bank’s first lien one- to four-family real estate loans, which were approximately $4,862,000 at December 31, 2003. The advances are collateralized by a security agreement pledging a portion of the Bank’s real estate mortgages with a carrying value of approximately $8,081,000 and $8,481,000 at December 31, 2003 and 2002, respectively, and FHLB stock.

Note 9	Guaranteed Preferred Beneficial Interests in the Company’s Subordinated Debentures

On June 30, 2003, Ridgestone Capital Trust I, a Delaware business trust wholly owned by the Company, completed the sale of $1.5 million trust preferred securities (the “Trust Preferred Securities”). The Trust Preferred Securities were sold in a private placement to institutional investors. The Capital Trust used the proceeds from the offering to purchase a like amount of the Company’s Junior Subordinated Debentures (the “Debentures”). The Debentures are the sole assets of the Capital Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements.

Effective in the first annual period after December 31, 2004, in accordance with recent guidance provided on the application of FIN 46R, the Company will be required to deconsolidate the Capital Trust from its financial statements. Accordingly, the Debentures issued by the Company to the Capital Trust (as opposed to the Trust Preferred Securities issued by the Capital Trust) will be reflected in the Company’s consolidated balance sheet as long-term debt. The deconsolidation of the net assets and results of operations of this trust will have an immaterial impact on the Company’s consolidated financial statements since the Company continues to be obligated to repay the Debentures held by the Capital Trust and guarantees repayment of the Trust Preferred Securities issued by the Capital Trust. The consolidated long-term debt obligation related to the Capital Trust will increase from $1,500,000 to $1,550,000 upon deconsolidation, with the difference representing the Company’s common ownership interest in the Capital Trust.

The Trust Preferred Securities mature in 30 years and have a 7.00% fixed rate from June 30, 2003 through June 29, 2008. The rate resets on June 30, 2008, and every five years thereafter on June 30, to the five- year rate of the LIBOR Swap Curve (as made available on Bloomberg Financial Markets) plus 3.50 percentage points. The rate for the first ten years (until June 29, 2013) may not exceed 12%. The Trust Preferred Securities may be called in part or in full on June 30, 2008, and quarterly thereafter, with 30 days’ notice, in a minimum principal amount of $500,000 and in increments of $10,000 thereafter. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures on June 30, 2033, or upon earlier redemption.

The Company has fully and unconditionally guaranteed all of the obligations of the Capital Trust. The guarantee covers the quarterly distributions and payments on liquidation or redemption of the Trust Preferred Securities, but only to the extent of funds held by the Capital Trust. The Trust Preferred Securities qualify under the risk-based capital guidelines as Tier1 capital for regulatory purposes.

The Company used the proceeds from the sales of the Debentures for general corporate purposes.

Ridgestone Financial Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 10	Income Taxes

The provision for income taxes included in the accompanying consolidated financial statements consists of the following components at December 31:

	2003	2002	2001
Current tax expense:
Federal	$268,431	$166,595	$0
State	47,144	22,884	0

Total current	315,575	189,479	0

Deferred tax expense:
Federal	32,041	50,450	78,607
State	7,893	7,939	12,369

Total deferred	39,934	58,389	90,976

Total provision for income taxes	$355,509	$247,868	$90,976

The net deferred tax assets in the accompanying consolidated balance sheets include the following amounts of deferred tax assets and liabilities at December 31:

	2003	2002
Deferred tax assets
Allowance for loan losses	$254,081	$235,732
Deferred compensation	326,989	277,813
Other	3,154	8,887

Deferred tax assets	584,224	522,432

Deferred tax liabilities:
Depreciation	(77,519)	(42,299)
FHLB stock	(14,705)	(7,673)
Prepaid expenses	0	(20,394)

Deferred tax liabilities	(92,224)	(70,366)

Net deferred tax asset	$492,000	$452,066

Management believes it is more likely than not, that the gross deferred tax assets will be fully realized. Therefore, no valuation allowance has been recorded as of December 31, 2003 and 2002.

Ridgestone Financial Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 10	Income Taxes (Continued)

A reconciliation of statutory federal income taxes based upon income before taxes to the provision for income taxes for the years ended December 31 follows:

	2003		2002		2001
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Federal income taxes at
statutory rate	$349,965	34.0	$254,763	34.0	$115,154	34.0
Increases in taxes resulting
from state income taxes,
net of federal tax benefit	36,324	3.5	37,057	5.0	0	0.0
Increase in cash surrender
value of life insurance	(36,720)	(3.6)	(45,476)	(6.1)	(37,948)	(11.	2)
Other, net	5,940	0.6	1,524	0.2	13,770	4.1

Provision for income taxes	$355,509	34.5	$247,868	33.1	$90,976	26.9

Note 11	Profit Sharing Plan

The Company has a trusteed 401(k) plan. The plan is available to substantially all employees. Contributions to the plan are based on the Company achieving desired profitability, and additional discretionary contributions can be authorized by the Board of Directors. Employees are allowed to defer a portion of their salary to the plan up to the amount allowed by federal law. The Company contributed $28,950, $45,326, and $24,156 in 2003, 2002, and 2001, respectively.

Note 12	Stock Option Plan

The Ridgestone Financial Services, Inc. 1996 Stock Option Plan as amended (the “Plan”) provides for the granting of options to purchase up to 525,000 shares of common stock to key officers and employees of the Company. Options granted to date under the Plan have been granted at the fair market value of the common stock on the date of the grant. Options granted under the Plan may be exercised 33.33% per year, become fully vested after three years following the date of grant, and must be exercised within a ten-year period.

The fair value of the awards is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions in 2003, 2002, and 2001: zero percent dividend yield; expected volatility of 22.0%, 22.0%, and 22.8%, respectively; risk-free interest rate of 4.21%, 4.00%, and 5.56%, respectively; and expected lives that coincide with the option period of ten years.

Ridgestone Financial Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 12	Stock Option Plan (Continued)

Activity is summarized in the following table:

	2003		2002		2001
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding - beginning
of year	412,182	$9.91	370,092	$10.23	286,475	$11.77

Options:
Granted	54,050	8.82	47,150	7.10	84,500	5.00
Exercised	(19,582)	5.59	(1,167)	5.57	0	0.00
Canceled or forfeited	(500)	7.90	(3,893)	8.07	(883)	9.20

Net change	33,968		42,090		83,617

Outstanding - end of year	446,150	$9.83	412,182	$9.91	370,092	$10.23

Exercisable at year-end	333,967		286,574		215,600
Weighted average fair
value of options granted		$3.82		$3.01		$2.44
Available for future grant
at year-end	57,664		111,214		154,471

Ridgestone Financial Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 12	Stock Option Plan (Continued)

The following table summarizes information about Plan awards outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$11.19	49,640	2.50 years	$11.19	49,640	$11.19
$13.92	49,692	3.33 years	$13.92	49,692	$13.92
$18.50	49,175	4.33 years	$18.50	49,175	$18.50
$11.00	62,500	5.50 years	$11.00	62,500	$11.00
$6.00	63,650	6.33 years	$6.00	63,650	$6.00
$5.00	72,734	7.33 years	$5.00	45,268	$5.00
$7.10	44,959	8.33 years	$7.10	14,042	$7.10
$8.70	51,300	9.33 years	$8.70	0	~
$11.28	2,500	9.75 years	$11.28	0	~

	446,150			333,967

Note 13	Salary Continuation Agreement

The Company has entered into salary continuation agreements with various executive officers. The agreements provide for the payment of specified amounts upon the employee’s retirement or death which is being accrued over the anticipated remaining period of employment. Amounts accrued and included within other liabilities were $823,383 and $648,760 as of December 31, 2003 and 2002, respectively. Expenses recognized for future benefits under these agreements totaled $185,097, $185,287, and $167,653 in 2003, 2002, and 2001, respectively.

Note 14	Commitments and Contingencies

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit risk in excess of amounts recognized in the consolidated balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and issuing letters of credit as they do for on-balance-sheet instruments.

Ridgestone Financial Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 14	Commitments and Contingencies (Continued)

A summary of the contract or notional amount of the Company’s exposure to off-balance-sheet risk as of December 31, 2003 and 2002, is as follows:

	2003	2002
Commitments to extend credit:
Fixed	$2,880,712	$4,405,233
Variable	17,507,136	13,768,205
Credit card commitments	1,092,182	1,139,875
Standby letters of credit	144,998	87,558

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties. Credit card commitments are unsecured.

As of December 31, 2003, the Company does not engage in the use of interest rate swaps, future, or option contracts.

Note 15	Concentration of Credit Risk

Practically all of the Bank’s loans, commitments, and standby letters of credit have been granted to customers in the Bank’s market area. Although the Bank has a diversified loan portfolio, the ability of its debtors to honor their contracts is dependent on the economic conditions of the counties surrounding the Bank. The concentration of credit by type of loan is set forth in Note 4.

Note 16	Retained Earnings

The principal source of liquidity for the Company will be dividends from the Bank. Under Wisconsin law, the Bank is restricted as to the maximum amount of dividends it may pay on its common stock. A Wisconsin bank may not pay dividends except out of net earnings. A bank’s ability to pay dividends may also be restricted in the event that losses in excess of undivided profits have been charged against surplus. Unless exempted by the Wisconsin Department of Financial Institutions, Division of Banking, a state bank may not pay or declare dividends on capital stock in excess of 50% of its net earnings until its surplus fund is fully restored to an amount equal to 100% of the bank’s capital stock. Federal regulators have authority to prohibit a bank from engaging in any action deemed by it to constitute an unsafe or unsound practice, including payment of dividends.

Ridgestone Financial Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 16	Retained Earnings (Continued)

Federal Reserve Board policy provides that a bank holding company should not pay dividends unless (i) the dividends can be fully funded out of net income from the Company’s net earnings over the prior year and (ii) the prospective rate of earnings retention appears consistent with the Company (and its subsidiaries).

Note 17	Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table that follows) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes that as of December 31, 2003, the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2003, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since these notifications that management believes have changed the Bank’s category.

Ridgestone Financial Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 17	Regulatory Capital Requirements (Continued)

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
December 31, 2003:
Total capital (to risk-weighted assets)	$9,273,000	11.3%	>$	6,539,760	>	8.0%	>$	8,174,700	>	10.0%
Tier I capital (to risk-weighted assets)	$8,544,000	10.5%	>$	3,269,886	>	4.0%	>$	4,904,820	>	6.0%
Tier I capital (to average assets)	$8,544,000	9.5%	>$	3,609,240	>	4.0%	>$	4,511,500	>	5.0%
December 31, 2002:
Total capital (to risk-weighted assets)	$7,993,000	10.6%	>$	6,044,781	>	8.0%	>$	7,555,976	>	10.0%
Tier I capital (to risk-weighted assets)	$7,257,000	9.6%	>$	3,022,390	>	4.0%	>$	4,533,585	>	6.0%
Tier I capital (to average assets)	$7,257,000	8.8%	>$	3,302,280	>	4.0%	>$	4,127,850	>	5.0%

Note 18	Fair Value of Financial Instruments

Current accounting standards require that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments.

Cash and Short-Term Investments — The carrying amounts reported in the consolidated balance sheets for cash and due from banks, interest-bearing deposits in other financial institutions, and federal funds sold approximate the fair value of these assets.

Securities — Fair values are based on quoted market prices, where available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans — Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, residential mortgage, and other consumer. The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Company’s repayment schedules for each loan classification. In addition, for impaired loans, marketability and appraisal values for collateral were considered in the fair value determination.

FHLB Stock and Cash Surrender Value of Life Insurance — The carrying amount reported in the consolidated balance sheets approximates the fair value of assets.

Ridgestone Financial Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 18	Fair Value of Financial Instruments (Continued)

Deposit Liabilities — The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings, NOW accounts, and money market accounts, is equal to the amount payable on demand at the reporting date. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate reflects the credit quality and operating expense factors of the Company.

Federal Funds Purchased — The carrying amount reported in the consolidated balance sheets for federal funds purchased approximates the liability’s fair value.

Other Borrowings — The fair values of the Company’s long-term borrowings (other than deposits) are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Guaranteed Preferred Beneficial Interests in the Company’s Subordinated Debt — The carrying amount of accrued interest approximates its fair value.

Accrued Interest — The carrying amount of accrued interest approximates its fair value.

Off-Balance-Sheet Instruments — The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the current interest rates, and the present creditworthiness of the counterparties. Since this amount is immaterial, no amounts for fair value are presented.

Ridgestone Financial Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 18	Fair Value of Financial Instruments (Continued)

The carrying amount and estimated fair value of financial instruments at December 31, 2003 and 2002, were as follows:

	2003		2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$5,733,356	$5,733,356	$4,431,478	$4,431,478
Interest-bearing deposits	551,079	551,079	87,427	87,427
Securities available for sale	750,060	750,060	138,460	138,460
FHLB stock	248,800	248,800	230,800	230,800
Loans held for sale	650,000	650,000	2,160,021	2,160,021
Loans, net	74,396,985	75,302,183	73,250,825	73,035,436
Cash surrender value of life
insurance	2,360,516	2,360,516	2,252,516	2,252,516
Accrued interest receivable	369,750	369,750	321,561	321,561
Financial liabilities:
Deposits	72,656,531	72,973,659	71,185,940	71,439,883
Federal funds purchased	0	0	1,112,000	1,112,000
Other borrowings	4,500,000	4,523,641	4,500,000	4,605,852
Guaranteed preferred beneficial
interests in the Company's
subordinated debentures	1,500,000	1,500,000	0	0
Accrued interest payable	419,550	419,550	421,005	421,005

Limitations — Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include premises and equipment, goodwill and intangibles, and other assets and other liabilities. In addition, the tax ramifications related to the realization of the unrealized gains or losses can have a significant effect on fair value estimates and have not been considered in the estimates.

Ridgestone Financial Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 19	Parent Company Only Financial Statements

Balance Sheets December 31, 2003 and 2002

Assets	2003	2002
Cash and cash equivalents	$182,207	$87,061
Interest-bearing deposits	551,079	87,427
Securities available for sale	50,060	138,460
Investment in subsidiaries	8,594,385	7,256,573
Accrued interest receivable and other assets	127,357	31,949

TOTAL ASSETS	$9,505,088	$7,601,470

Liabilities and Stockholders' Equity

Liabilities:
Subordinated debentures	$1,550,000	$0
Accrued interest payable and other liabilities	7,004	559

Total liabilities	1,557,004	559

Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares
authorized, no shares issued	0	0
Common stock, no par value, 10,000,000 shares
authorized, 897,241 shares and 877,659 shares
issued in 2003 and 2002, respectively	8,574,703	8,423,619
Treasury stock, at cost - 50,000 shares in 2003	(493,015)	0
Accumulated deficit	(133,664)	(807,465)
Accumulated other comprehensive income (loss)	60	(15,243)

Total stockholders' equity	7,948,084	7,600,911

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,505,088	$7,601,470

Ridgestone Financial Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 19	Parent Company Only Financial Statements (Continued)

Statements of Income Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Income:
Interest on deposits in banks	$6,410	$2,917	$3,476
Gain on sale of securities	5,290	0	0
Other income	4,500	4,500	9,964

Total income	16,200	7,417	13,440

Expenses:
Interest on subordinated debentures	54,250	0	0
Salaries	7,403	4,150	0
Professional fees	51,596	28,923	23,034
Other expenses	23,262	15,100	164

Total expenses	136,511	48,173	23,198

Loss before credit for income
taxes and equity in undistributed
earnings of subsidiary	(120,311)	(40,756)	(9,758)
Credit for income taxes	(48,000)	(16,300)	(3,900)

Loss before equity in undistributed
earnings of subsidiary	(72,311)	(24,456)	(5,858)
Equity in undistributed earnings of
subsidiary	746,112	525,890	253,569

Net income	$673,801	$501,434	$247,711

Ridgestone Financial Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 19	Parent Company Only Financial Statements (Continued)

Statements of Cash Flows
Years Ended December 31, 2003, 2003, and 2001

	2003	2002	2001
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$673,801	$501,434	$247,711

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Gain on sale of investment securities	(5,290)	0	0
Equity in undistributed earnings of subsidiary	(746,112)	(525,890)	(253,569)
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	(95,408)	(16,300)	106,100
Accrued interest payable and other liabilities	6,445	559	0

Total adjustments	(840,365)	(541,631)	(147,469)

Net cash provided by (used in) operating activities	(166,564)	(40,197)	100,242

Cash flows from investing activities:
Investment in subsidiary	(550,000)	0	0
Net (increase) decrease in interest-bearing deposits	(463,652)	(2,918)	31,525
Proceeds from sale of available-for-sale securities	108,993	0	0
Purchases of available-for sale-securities	0	0	(35,474)

Net cash used in investing activities	(904,659)	(2,918)	(3,949)

Cash flows from financing activities:
Proceeds from issuance of subordinated debentures	1,550,000	0	0
Proceeds from issuance of common stock	109,384	6,502	0
Purchases of treasury stock	(493,015)	0	0

Net cash provided by financing activities	1,166,369	6,502	0

Net increase (decrease) in cash and cash equivalents	95,146	(36,613)	96,293
Cash and cash equivalents at beginning	87,061	123,674	27,381

Cash and cash equivalents at end	$182,207	$87,061	$123,674

Supplemental cash flow information:
Cash paid during the year for:
Interest on borrowings	$54,250	$0	$0
Income taxes	0	25	25
Noncash investing and financing activities:
Tax benefit of nonqualified stock options exercised	$41,700	$0	$0

Item 8   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Following recent regulatory changes resulting from the Sarbanes-Oxley Act of 2002, the Company and its independent auditors, Virchow, Krause & Company, LLP (“Virchow”), determined that Virchow would not be able to continue to provide the internal audit outsourcing function previously provided by Virchow while acting as the Company’s independent auditors. As a result, on March 18, 2003, Virchow informed the Audit Committee of the Board of Directors of the Company that it would decline to stand for re-appointment as the Company’s independent auditors, and the Company engaged Wipfli LLP as its new independent accountants, to act as the principal accountants in auditing the Company’s financial statements for fiscal 2003. The information required by Item 8 is contained in the section entitled “Item 4. Changes in Registrant’s Certifying Accountant” on the Company’s Current Report on Form 8-K filed on March 20, 2003, and is incorporated herein by reference.

Item 8a.   Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Chairman of the Board and Chief Executive Officer of the Company and the Senior Vice President and Treasurer of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c), as of the end of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, they concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part III

Item 9.   Directors, and Executive Officers of the Registrant, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The information required by this Item is hereby incorporated by reference to the information under the captions entitled “Election of Directors,” “Executive Officers,” “Miscellaneous – Section 16(a) Beneficial Ownership Reporting Compliance,” and “Miscellaneous – Code of Ethics” set forth in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders (the “Proxy Statement”).

Item 10.   Executive Compensation

The information required by this Item is hereby incorporated by reference to the information under the captions entitled “Board of Directors – Director Compensation” and “Executive Compensation” set forth in the Proxy Statement.

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to Item 403 of Regulation S-B is hereby incorporated by reference to the information under the caption entitled “Principal Shareholders” set forth in the Proxy Statement.

The information with respect to Item 201(d) of Regulation S-B as of December 31, 2003, is as follows:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation
plans approved by
security holders	446,150	$9.83	57,664
Equity compensation
plans not approved
by security holders	N/A	N/A	N/A
Total	446,150	$9.83	57,664

Item 12.   Certain Relationships and Related Transactions

The information required by this Item is hereby incorporated by reference to the information under the caption entitled “Certain Transactions” set forth in the Proxy Statement.

Item 13.   Exhibits and Reports on Form 8-K

(a)	Exhibits

Reference is made to the separate exhibit index contained on page E-1 hereof.

(b)	Reports on Form 8-K

The Company did not file a Current Report on Form 8-K during the quarter ended December 31, 2003. The Company furnished the following Current Reports on Form 8-K during the quarter ended December 31, 2003.

Date of Report	Date Furnished	Items
October 28, 2003	October 29, 2003	Item 12 (including a press release announcing financial results for the three and nine months ended September 30, 2003)
November 14, 2003	November 14, 2003	Item 9 (including Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002, Consolidated Statements of Income for the three and nine months ended September 30, 2003 and 2002, Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002, Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 2003 and 2002 and Notes to Consolidated Financial Statements.

December 23, 2003	December 23, 2003	Item 9

Item 14.   Principal Accountant Fees and Services

The information required by this Item is hereby incorporated by reference to the information under the caption entitled “Independent Auditors — Certain Fees” set forth in the Proxy Statement.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 2004.

RIDGESTONE FINANCIAL SERVICES, INC.
By:	/s/ Paul E. Menzel
Paul E. Menzel Chairman of the Board and Chief Executive Officer

        In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 19, 2004:

Name	Title
/s/ Paul E. Menzel	Chairman of the Board and Chief Executive Officer and Director
Paul E. Menzel	(Principal Executive Officer)
/s/ Christine V. Lake	President, Chief Operating Officer and Director
Christine V. Lake
/s/ William R. Hayes	Sr. Vice President, Treasurer and Director
William R. Hayes	(Principal Financial and Accounting Officer)
/s/ Bernard E. Adee	Director
Bernard E. Adee
/s/ John F. Goodnow	Director
John F. Goodnow
/s/ Gregory J. Hoesly	Director
Gregory J. Hoesly
/s/ John E. Horning	Director
John E. Horning
/s/ Charles G. Niebler	Director
Charles G. Niebler
/s/ James E. Renner	Director
James E. Renner

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation of Ridgestone Financial Services, Inc., as amended. [Incorporated by reference to Exhibit 4.4 to Ridgestone Financial Services, Inc.'s Registration Statement on Form S-8 (Registration No. 333-52323)]

3.2	Amendments to the By-Laws of Ridgestone Financial Services, Inc.

3.3	By-Laws of Ridgestone Financial Services, Inc., as amended

*10.1	Ridgestone Financial Services, Inc. 1996 Stock Option Plan, as amended. [Incorporated by reference to Exhibit 4.1 to Ridgestone Financial Services, Inc.'s Registration Statement on Form S-8 (Registration No. 333-52323)]

*10.2	Form of Stock Option Agreement used in conjunction with the Ridgestone Financial Services, Inc. 1996 Stock Option Plan, as amended. [Incorporated by reference to Exhibit 4.2 to Ridgestone Financial Services, Inc.'s Registration Statement on Form S-8 (Registration No. 333-52323)]

*10.3	Employment Agreement, dated as of December 31, 1996, between Ridgestone Financial Services, Inc. and Paul E. Menzel. [Incorporated by reference to Exhibit 10.6 to Ridgestone Financial Services, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 (File No. 0-27984)]

*10.4	First Amendment to Employment Agreement, dated as of December 31, 1997, between Ridgestone Financial Services, Inc. and Paul E. Menzel. [Incorporated by reference to Exhibit 10.8 to Ridgestone Financial Services, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 (File No. 0-27984)]

*10.5	Employment Agreement, dated as of December 31, 1996, between Ridgestone Financial Services, Inc. and William R. Hayes. [Incorporated by reference to Exhibit 10.7 to Ridgestone Financial Services, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 (File No. 0-27984)]

*10.6	First Amendment to Employment Agreement, dated as of December 31, 1997, between Ridgestone Financial Services, Inc. and William R. Hayes. [Incorporated by reference to Exhibit 10.10 to Ridgestone Financial Services, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 (File No. 0-27984)]

*10.7	Employment Agreement, dated as of December 31, 1996, between Ridgestone Financial Services, Inc. and Christine V. Lake. [Incorporated by reference to Exhibit 10.8 to Ridgestone Financial Services, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 (File No. 0-27984)]

*10.8	First Amendment to Employment Agreement, dated as of December 31, 1997, between Ridgestone Financial Services, Inc. and Christine V. Lake. [Incorporated by reference to Exhibit 10.12 to Ridgestone Financial Services, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 (File No. 0-27984)]

E-1

Exhibit No.	Exhibit Description

*10.9	Salary Continuation Agreement, dated October 20, 1998, by and between Ridgestone Bank and Paul E. Menzel. [Incorporated by reference to Exhibit 10.1 to Ridgestone Financial Services, Inc.‘s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 (File No. 0-27984)]

*10.10	Split Dollar Agreement, dated October 20, 1998, by and between Ridgestone Bank and Paul E. Menzel. [Incorporated by reference to Exhibit 10.2 to Ridgestone Financial Services, Inc.‘s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 (File No. 0-27984)]

*10.11	Split Dollar Agreement, dated October 20, 1998, by and between Ridgestone Bank and Paul E. Menzel. [Incorporated by reference to Exhibit 10.3 to Ridgestone Financial Services, Inc.‘s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 (File No. 0-27984)]

*10.12	Form of Executive Incentive Retirement Agreement, dated October 20, 1998, by and between Ridgestone Bank and each of Christine V. Lake and William R. Hayes. [Incorporated by reference to Exhibit 10.4 to Ridgestone Financial Services, Inc.‘s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 (File No. 0-27984)]

*10.13	Form of Split Dollar Agreement, dated October 20, 1998, by and between Ridgestone Bank and each of Christine V. Lake and William R. Hayes. [Incorporated by reference to Exhibit 10.5 to Ridgestone Financial Services, Inc.‘s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 (File No. 0-27984)]

*10.14	First Amendment to Ridgestone Bank Incentive Retirement Agreement, dated April 24, 2002, by and between Ridgestone Bank and Christine V. Lake. [Incorporated by reference to Exhibit 10 to Ridgestone Financial Services, Inc.‘s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 (File No. 0-27984)]

*10.15	Employment Agreement, dated as of January 1, 2003, by and between Ridgestone Bank and William R. Hayes. [Incorporated by reference to Exhibit 10.15 to Ridgestone Financial Services, Inc.‘s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 (File No. 0-27984)]

21	Subsidiaries of Ridgestone Financial Services, Inc. [Incorporated by reference to Exhibit 21 to Ridgestone Financial Services, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-27984)]

23.1	Consent of Wipfli LLP

23.2	Consent of Virchow, Krause & Company, LLP

31.1	Certification by Paul E. Menzel (Chairman of the Board and Chief Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by William R. Hayes (Senior Vice President and Treasurer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

E-2

Exhibit No.	Exhibit Description

32	Certification by Paul E. Menzel (Chairman of the Board and Chief Executive Officer) and William R. Hayes (Senior Vice President and Treasurer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Definitive Proxy Statement for the Company’s 2004 annual meeting of shareholders scheduled to he held on April 27, 2004 (previously filed with the Commission under Regulation 14A on March 23, 2004 and incorporated by reference herein to the extent indicated in this Form 10-KSB).

* This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB pursuant to Item 13(a) of Form 10-KSB.

E-3