Form 10QSB
period 2004-03-31
RIDGESTONE FINANCIAL SERVICES INC
filed 2004-05-14
CIK 1001791

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO _________

Commission file number 0-27984

Ridgestone Financial Services, Inc.
(Exact name of small business issuer as specified in its charter)

Wisconsin	39-1797151
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class	Outstanding as of March 31, 2004
Common Stock, no par value	852,574

Transitional Small Business Disclosure Format:    Yes        No    X

RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

INDEX

Page Number
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements	1
Consolidated Balance Sheets as of
March 31, 2004 and December 31, 2003	1
Consolidated Statements of Income
For the Three Months Ended March 31, 2004 and 2003	2
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2004 and 2003	3
Consolidated Statements of Stockholders' Equity
For the Three Months Ended March 31, 2004 and 2003	4
Notes to Consolidated Financial Statements	5
Item 2. Management's Discussion and Analysis	6
Item 3. Controls and Procedures	11
PART II - OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	12
SIGNATURES	13

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2004 and December 31, 2003

	March 31, 2004 (Unaudited)	December 31, 2003
ASSETS
Cash and due from banks	$3,702,409	$2,955,356
Federal Funds sold	2,913,000	2,278,000
Short-term investments	3,250,000	500,000

Total cash and cash equivalents	9,865,409	5,733,356

Interest bearing deposits in banks	12,334	551,079
Available for sale securities-stated at fair value	749,920	750,060

Loans receivable	71,063,069	75,126,628
Less: Allowance for estimated loan losses	(729,874)	(729,643)

Net loans receivable	70,333,195	74,396,985

Mortgage loans held for sale	2,181,850	650,000
Premises and equipment, net	2,504,135	2,501,472
Cash surrender value of life insurance	2,379,416	2,360,515
Accrued interest receivable and other assets	1,897,223	1,379,232

Total Assets	$89,923,482	$88,322,699

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$13,682,728	$14,249,810
Savings and NOW	28,647,043	27,282,946
Other Time	31,932,575	31,123,775

Total deposits	74,262,346	72,656,531

Other borrowings	4,500,000	4,500,000
Accrued interest payable and other liabilities	1,590,035	1,718,084
Guaranteed preferred beneficial interests in the
corporation's subordinated debentures	1,500,000	1,500,000

Total Liabilities	81,852,381	80,374,615

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 2,000,000 shares authorized,
no shares issued	--	--
Common stock, no par value: 10,000,000 shares authorized;
902,574 and 897,241 shares issued, respectively	8,618,667	8,574,703
Treasury stock, 50,000 shares	(493,015)	(493,015)
Accumulated deficit	(54,471)	(133,664)
Accumulated other comprehensive income (loss)	(80)	60

Total Stockholders' Equity	8,071,101	7,948,084

Total Liabilities and Stockholders' Equity	$89,923,482	$88,322,699

RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2004 and 2003
(unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
Interest income
Loans, including fees	$1,079,706	$1,258,655
Federal funds sold	5,356	0
Securities	21,577	0
Deposits in banks	1,201	565

Total interest income	1,107,840	1,259,220

Interest expense
Deposits	264,309	320,765
Borrowed funds	35,684	58,214
Preferred securities	27,125	0

Total interest expense	327,118	378,979

Net interest income before provision
for loan losses	780,722	880,241
Provision for loan losses	0	30,000

Net interest income after provision
for loan losses	780,722	850,241
Non-interest income
Secondary market loan fees	28,848	89,911
Gain on sale of other real estate	0	2,321
Service charges on deposit accounts	46,565	35,627
Increase in cash surrender value	33,000	31,500
Other income	36,173	58,732

Total non-interest income	144,586	218,091

Non-interest expense
Salaries and employee benefits	500,845	437,847
Occupancy and equipment expense	56,660	57,703
Other expense	258,458	266,061

Total non-interest expense	815,963	761,611

Income before income taxes	109,345	306,721

Provision for income taxes	30,152	108,688

Net income	$79,193	$198,033

Earnings per share -- Basic	$0.09	$0.23
-- Diluted	$0.08	$0.21
Average shares outstanding	850,607	877,659

RIDGESTONE FINANCIAL SERVICES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2004 and 2003
(Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net income	$79,193	$198,033
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	38,925	38,400
Provision for loan losses	0	30,000
Dividend FHLB	(4,000)	0
Net increase in cash surrender value	(18,901)	(16,500)
Net change in:
Mortgage loans held for sale	(1,531,850)	(1,659,479)
Accrued interest receivable and other assets	(13,991)	(437,165)
Accrued interest payable and other liabilities	(128,049)	173,888

Total Adjustments	(1,657,866)	(1,870,856)

Net cash used in operating activities	(1,578,673)	(1,672,823)

Cash flows from investing activities:
Net (increase) decrease in interest-bearing deposits	538,745	(564)
Purchase of FHLB stock	(500,000)	0
Net (increase) decrease in loans	4,063,790	(2,095,961)
Additions to premises and equipment	(41,588)	(39,797)

Net cash provided by (used in) investing activities	4,060,947	(2,136,322)

Cash flows from financing activities:
Net increase in deposits	1,605,815	1,573,227
Net increase (decrease) in borrowed funds	0	1,950,000
Proceeds from issuance of common stock	43,964	0

Net cash provided by financing activities	1,649,779	3,523,227

Net change in cash and cash equivalents	4,132,053	(285,918)

Cash and cash equivalents, beginning	5,733,356	4,431,478

Cash and cash equivalents, ending	$9,865,409	$4,145,560

Supplemental cash flow disclosures

Cash paid for interest	$351,578	$352,014
Cash paid for income taxes	$280,000	$188,740

RIDGESTONE FINANCIAL SERVICES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2004 and 2003
(Unaudited)

	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances
December 31, 2002	$8,423,619	$0	$(807,465)	$(15,243)	$7,600,911
Net income		0	198,033		198,033
Other comprehensive income-change in net
unrealized gain on securities available for sale, net of tax				(9,311)	(9,311)

Total comprehensive income					188,722

Common stock issued	0				0

Balances
March 31, 2003	$8,423,619	$0	$(609,432)	$(24,554)	$7,789,633

Balances
December 31, 2003	$8,574,703	$(493,015)	$(133,664)	$60	7,948,084
Net income			79,193		79,193
Other comprehensive income-change in net
unrealized gain on securities available for sale, net of tax				(140)	(140)

Total comprehensive income					79,053

Tax benefit of nonqualified stock options exercised	13,600				13,600
Issuance of 5,333 shares of common stock	30,364				30,364
Treasury Stock		0			0

Balances
March 31, 2004	$8,618,667	$(493,015)	$(54,471)	$(80)	8,071,101

RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004 and 2003
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Ridgestone Financial Services, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

NOTE 3 – STOCK-BASED COMPENSATION PLAN

At March 31, 2004, the Company has a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the approximate market value of the underlying common stock on the date of grant. The following table illustrates, in accordance with SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	March 31, 2004	March 31, 2003
Net income - as reported	$79,193	$198,033
Deduct: Total stock-based employee compensation expense determined under a fair value based method for all awards granted, net of related
tax effects	27,898	28,764

Pro forma net income	$51,295	$169,269

Basic earnings per share - as reported	$0.09	$0.23
Pro forma basic earnings per share	$0.06	$0.19
Diluted earnings per share - as reported	$0.08	$0.21
Pro forma diluted earnings per share	$0.05	$0.18

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

On June 30, 2003, Ridgestone Capital Trust I (the “Capital Trust”), a Delaware business trust wholly owned by the Company, completed the sale of $1.5 million of trust preferred securities (the “Trust Preferred Securities”). The Trust Preferred Securities were sold in a private placement to institutional investors. Capital Trust used the proceeds from the offering to purchase a like amount of the Company’s Junior Subordinated Debentures (the “Debentures”). The Debentures are the sole assets of the Capital Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements.

Critical Accounting Policies. In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States and conformed to general practices within the banking industry, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company has identified the determination of the allowance for loan loss reserves and deferred tax assets as critical accounting policies that require material estimates and that are particularly susceptible to significant change in the near term.

Allowance for Loan Losses. The allowance for loan losses is determined using a methodology which reserves currently for those loans in which it is determined that a loss is probable based on characteristics of the individual loan, historical loss patterns of similar, “homogeneous” loans and environmental factors unique to each measurement date. The allowance for loan losses is determined in accordance with FASB Statements 5 and 114 and provides for losses that have potentially been incurred as of the balance sheet date. The allowance is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. The methodology used by the Company has the following components:

Specific reserve. On a monthly basis, management reviews all past due loans and loans previously classified in order to classify or reclassify loans requiring attention, or those with potential losses. Problem loans include credits that have been identified as having underlying problems based on assessment of the borrowers’ business cash flow or collateral. Included in this group are those loans that meet the criteria as being “impaired” under the definition in FASB Statement 114. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. On a quarterly basis, impairment is measured on a loan by loan basis for commercial loans using either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Ranges of loss are determined based on best- and worst-case scenarios for each loan.

Reserves for homogeneous loan pools. The Company makes a significant number of loans which, due to their underlying similar characteristics, are assessed for loss as “homogeneous” pools. The homogeneous pools of loans are based on credit risk gradings. All of the loans included in the homogeneous pools have been excluded from the specific reserve allocation previously discussed. The Company allocates the allowance for loan losses to each loan pool using a defined methodology. The methodology considers historical loss information and regulatory averages. Loan types reviewed under this methodology include real estate, consumer and commercial loans.

Actual loss ratios experienced in the future could vary from those projected. This uncertainty occurs because other factors affecting the determination of probable losses inherent in the loan portfolio may exist which are not necessarily captured by the application of historical loss ratios. Because of this uncertainty, an unallocated allowance is also maintained. The unallocated portion of the allowance reflects management’s view that the allowance should have a margin that recognizes the imprecision underlying the process of estimating expected credit losses. Determination of the probable losses inherent in the portfolio, which are not necessarily captured by the allocated methodology discussed above, involves the exercise of judgment. Factors considered in the evaluation of the adequacy of the Company’s unallocated allowance include portfolio exposure due to concentration in specific industries and changes in the economy. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

Deferred Taxes. Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The differences relate principally to the allowance for loan losses, deferred compensation, and net operating loss carryforwards. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The following is a discussion of the Company’s Financial Condition and Results of Operations as of and for the three months ended March 31, 2004. The discussion provides additional analysis of the financial statements and should be read in conjunction with that information.

Financial Condition

Total Assets. Total assets of the Company as of March 31, 2004 were $89,923,482 compared to $88,322,699 as of December 31, 2003, an increase of $1,600,783 or 2%. Assets increased primarily in cash and cash equivalents and mortgage loans held for sale funded primarily by deposit growth.

Cash and Cash Equivalents. Cash and due from banks, which represent cash maintained at the Bank and funds that the Bank and the Company have deposited in other financial institutions, was $3,702,409 at March 31, 2004, compared to $2,955,356 as of December 31, 2003. The Bank reported $2,913,000 of federal funds sold (which are inter-bank funds with daily liquidity) on March 31, 2004. There were $2,278,000 in federal funds sold as of December 31, 2003. Short-term investments in commercial paper with maturities of three months or less increased to $3,250,000 as of March 31, 2004 from $500,000 as of December 31, 2003. The Bank employed excess liquidity in these short-term investments so cash would remain available to fund expected future loan growth.

Interest Bearing Deposits. Total interest bearing deposits in banks as of March 31, 2004 were $12,334 compared to $551,079 as of December 31, 2003, a decrease of $538,745. The decrease is primarily due to the Company transferring funds from an interest-bearing account at another financial institution to a non-interest-bearing account at the Bank to allow the Company to manage the funds in a more efficient manner.

Available for Sale Securities. The Company’s investment portfolio currently consists of securities placed in the available-for-sale category which may be liquidated to provide cash for operating or financing purposes. The available-for-sale securities portfolio decreased to $749,920 at March 31, 2004 from $750,060 at December 31, 2003.

Loans. Loans decreased by $4,063,559, or 5%, as total loans prior to the allowance for loan losses decreased from $75,126,628 as of December 31, 2003 to $71,063,069 as of March 31, 2004. The slowdown in the national economy resulted in reduced loan demand in the third and fourth quarters of 2003, which continued into the first quarter of 2004. However, the bank experienced increasing loan demand toward the close of the first quarter of 2004, and management anticipates continued short-term growth in loan balances as the economy continues to improve.

Lower mortgage loan rates resulted in greater opportunities for refinancing mortgages in the long-term, fixed rate market, resulting in a $1,531,850 increase in mortgage loans held for sale, from $650,000 at December 31, 2003 to $2,181,850 at March 31, 2004. These loans are originated with the intent to be sold in the secondary loan market. The Bank has secondary market sales commitments for these loans mitigating interest rate risk on loans held for sale.

At March 31, 2004, the mix of the loan portfolio included Commercial loans of $25,924,365 or 37% of total loans; Commercial Real Estate loans of $30,124,077 or 42% of total loans; Residential Real Estate loans of $14,444,960 or 20% of total loans; and Consumer loans of $569,667 or 1% of total loans.

At December 31, 2003, the mix of the loan portfolio included Commercial loans of $26,931,914 or 36% of total loans; Commercial Real Estate loans of $31,086,552 or 41% of total loans; Residential Real Estate loans of $16,506,285 or 22% of total loans; and Consumer loans of $601,877 or 1% of total loans.

Allowance for Loan Losses. Based on the loss estimates described in “General — Critical Accounting Policies — Allowance for Loan Losses,” management determines its best estimate of the required allowance for loan losses. Management’s evaluation of these factors resulted in an allowance for loan losses of $729,874 or 1.03% of gross loans at March 31, 2004 compared to $729,643 or 0.97% of gross loans at December 31, 2003.

The resulting provisions for loan losses are the amounts required to maintain the allowance for loan losses at levels deemed necessary by management after taking into consideration charge-offs and recoveries. No provisions for loan losses were made for the three months ended March 31, 2004 and $30,000 in provisions were made for the three months ended March 31, 2003. The Bank incurred no charge-offs during the three months ended March 31, 2004 and 2003. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated. For additional information regarding the Company’s allowance for loan losses, see “Results of Operations — Provision for Loan Losses” below.

Deposits. Deposits as of March 31, 2004 were $74,262,346 compared to $72,656,531 as of December 31, 2003, an increase of $1,605,815 or 2%, with the majority of growth in money market deposits.

Borrowed Funds. The Bank is a member of the Federal Home Loan Bank (the “FHLB”) and has a master contract with the FHLB which provides for borrowing up to a maximum of 60% of the book value of the Bank’s first lien one- to four-family real estate loans, a limit of approximately $4,840,000 at March 31, 2004. As of March 31, 2004, the Bank has borrowed $4,500,000 from the FHLB, with applicable interest rates ranging from 2.03% to 3.99% and with varying maturities through January 2007.

Liquidity. For banks, liquidity generally represents the ability to meet withdrawals from deposits and the funding of loans. The assets that provide liquidity are cash, federal funds sold and securities. Further, subject to certain limits, the Company has the ability to acquire additional funds through short-term borrowings from other financial institutions. Liquidity needs are influenced by economic conditions, interest rates and competition. The loan-to-deposit ratio prior to the allowance for loan losses as of March 31, 2004 was 96% compared to 103% as of December 31, 2003.

As of March 31, 2004, the Company had $3,702,409 in cash and due from banks, $2,913,000 in federal funds sold and $3,250,000 in short-term investments plus various sources of credit available to fund loans and loan commitments. These available credit sources include Federal Funds lines of credit, loans from the FHLB and loans from the Federal Reserve Bank. Certain of these lines would be collateralized with other assets of the Bank.

Net cash used in operating activities for the three months ended March 31, 2004 was $1,578,673 compared to $1,672,823 used in operations in the prior period. The cash used in operating activities during the first quarter of 2004 was primarily used to fund an increase in mortgage loans held for sale.

Net cash provided by investing activities for the three months ended March 31, 2004 was $4,060,947 compared to $2,136,322 used in investing activities in the prior period. The net increase in cash provided by investing activities during the first quarter of 2004 was primarily due to a $4,063,790 decrease in loans.

Net cash provided by financing activities for the three months ended March 31, 2004 was $1,649,779 compared to $3,523,227 in the prior period. In the first quarter of 2004, the cash provided by financing activities was primarily an increase in deposits.

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

As of March 31, 2004, the Company had $21,912,640 in financial instruments with off-balance sheet risk compared to $21,625,028 as of December 31, 2003.

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

Capital Resources. Capital ratios applicable to the Bank as of March 31, 2004 and December 31, 2003 were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2004
Total capital (to risk weighted assets)	$9,394,000	11.1%	$6,790,400	8.0%	$8,488,000	10.0%
Tier 1 capital (to risk weighted assets)	$8,664,000	10.2%	$3,395,200	4.0%	$5,092,800	6.0%
Tier 1 capital (to average assets)	$8,664,000	10.0%	$3,467,160	4.0%	$4,333,950	5.0%
As of December 31, 2003
Total capital (to risk weighted assets)	$9,273,000	11.3%	$6,539,760	8.0%	$8,174,700	10.0%
Tier 1 capital (to risk weighted assets)	$8,544,000	10.5%	$3,269,886	4.0%	$4,904,820	6.0%
Tier 1 capital (to average assets)	$8,544,000	9.5%	$3,609,240	4.0%	$4,511,500	5.0%

Management intends to maintain capital levels in excess of minimums established by the regulatory authorities. The Bank was categorized as “well capitalized” under the regulatory framework for capital adequacy as of March 31, 2004 and December 31, 2003.

Results of Operations

Net Income. For the three months ended March 31, 2004, the Company reported net income of $79,193, a decrease of $118,840 or 60% compared to net income of $198,033 for the three months ended March 31, 2003. The decrease for the three months ended March 31, 2004 is attributed primarily to lower loan volume, a decline in gains on sales of loans sold in the secondary market, and increased salaries and benefits.

Net Interest Income. Total interest income decreased by $151,380 to $1,107,840 for the three months ended March 31, 2004 as compared with the same period in 2003. Total interest expense decreased by $51,861 to $327,118 for the three months ended March 31, 2004 as compared with the same period in 2003.

Net interest income before provision for loan losses for the three months ended March 31, 2004 was $780,722 compared to $880,241 for the same period in 2003, a decrease of $99,519 or 11%. The decrease is primarily due to lower loan volume. For the three months ended March 31, 2004, the Company’s net interest margin declined to 4.01% compared to 4.56% for the same period in 2003. This decline is primarily due to cash resulting from loan paydowns being employed in lower-yielding investments.

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

Based on the analysis performed, the Company made no provision for loan losses during the first three months of 2004 and $30,000 during the same period in 2003. The Bank incurred no charge-offs during the three months ended March 31, 2003 and 2004.

Non-Interest Income. Total noninterest income consisted of maintenance, overdrafts and stop payment charges on deposit accounts, safe deposit fees, and miscellaneous fees such as wire transfers, interchange fees on debit cards, and merchant credit card income, along with gains on sales of loans, commission income generated by the investment center and an increase in cash surrender value of life insurance policies. Total non-interest income was $144,586 for the three months ended March 31, 2004 compared to $218,091 for the same period in 2003, a decrease of $73,505 or 34%. The decrease in non-interest income is primarily due to lower gains on sales of loans in the secondary market as a result of higher interest rates in the first quarter of 2004 compared to the prior period. However, mortgage loan rates declined during the latter part of the first quarter of 2004, which resulted in greater opportunities for refinancing and an increase in mortgage loans held for sale when compared to December 31, 2003.

Non-Interest Expense. Total noninterest expenses consisted primarily of salaries and employee benefits, occupancy and equipment expenses, data processing fees and professional fees. Total non-interest expenses were $815,963 for the three months ended March 31, 2004 compared to $761,611 for the same period in 2003, an increase of $54,352 or 7%. The increase in non-interest expenses for the three months ended March 31, 2004 is attributed to higher personnel costs.

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

Item 3. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Chairman of the Board and Chief Executive Officer of the Company and the Senior Vice President and Treasurer of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, they concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

31.1	Certification by Paul E. Menzel (Chairman of the Board and Chief Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Timothy D. Dondlinger (Senior Vice President and Treasurer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Paul E. Menzel (Chairman of the Board and Chief Executive Officer) and Timothy D. Dondlinger (Senior Vice President and Treasurer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

The Company did not file a Current Report on Form 8-K during the quarter ended March 31, 2004. The Company furnished the following Current Reports on Form 8-K during the quarter ended March 31, 2004:

Date of Report	Date Furnished	Items
January 28, 2004	January 29, 2004	Item 12, including Consolidated Balance Sheets at
December 31, 2003 and December 31, 2002 and
Consolidated Statements of Income for the three and
twelve months ended December 31, 2003 and 2002

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGESTONE FINANCIAL SERVICES, INC.
Date: May 13, 2004	/s/ Paul E. Menzel
Paul E. Menzel
Chairman of the Board and Chief
Executive Officer
Date: May 13, 2004	/s/ Timothy D. Dondlinger
Timothy D. Dondlinger
Senior Vice President and Treasurer