Form 10QSB
period 2004-06-30
RIDGESTONE FINANCIAL SERVICES INC
filed 2004-08-13
CIK 1001791

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission file number 0-27984

Ridgestone Financial Services, Inc.
(Exact name of small business issuer as specified in its charter)

Wisconsin	39-1797151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class	Outstanding as of July 31, 2004
Common Stock, no par value	867,606

Transitional Small Business Disclosure Format:      Yes                      No      X

RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

INDEX

			Page No.

PART I –	FINANCIAL INFORMATION

	Item 1.	Financial Statements	1

		Consolidated Balance Sheets as of
		June 30, 2004 and December 31, 2003	1

		Consolidated Statements of Income
		For the Three and Six Months Ended June 30, 2004 and 2003	2

		Consolidated Statements of Cash Flows
		For the Six Months Ended June 30, 2004 and 2003	3

		Consolidated Statements of Stockholders' Equity
		For the Six Months Ended June 30, 2004 and 2003	4

		Notes to Consolidated Financial Statements	5

	Item 2.	Management's Discussion and Analysis	6

	Item 3.	Controls and Procedures	12

PART II –	OTHER INFORMATION

	Item 4.	Submission of Matters to a Vote of Security Holders	13

	Item 6.	Exhibits and Reports on Form 8-K	13

SIGNATURES			14

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2004 and December 31, 2003

	June 30, 2004 (Unaudited)	December 31, 2003
ASSETS
Cash and due from banks	$3,530,531	$2,955,356
Federal funds sold	2,343,000	2,278,000
Short-term investments	3,000,000	500,000

Total cash and cash equivalents	8,873,531	5,733,356
Interest bearing deposits in banks	--	551,079
Available for sale securities-stated at fair value	2,056,439	750,060
Loans receivable	72,796,258	75,126,628
Less: Allowance for estimated loan losses	(700,111)	(729,643)

Net loans receivable	72,096,147	74,396,985
Mortgage loans held for sale	--	650,000
Premises and equipment, net	2,488,177	2,501,472
Cash surrender value of life insurance	2,398,316	2,360,515
Accrued interest receivable and other assets	2,103,045	1,379,232

Total Assets	$90,015,655	$88,322,699

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$14,315,562	$14,249,810
Savings and NOW	29,753,819	27,282,946
Other Time	30,137,307	31,123,775

Total deposits	74,206,688	72,656,531
Federal funds purchased	--	--
Other borrowings	4,500,000	4,500,000
Accrued interest payable and other liabilities	1,569,852	1,718,084
Guaranteed preferred beneficial interests in the
corporation's subordinated debentures	1,500,000	1,500,000

Total Liabilities	81,776,540	80,374,615

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 2,000,000 shares authorized,
no shares issued	--	--
Common stock, no par value: 10,000,000 shares authorized;
914,440 and 897,241 shares issued, respectively	8,719,350	8,574,703
Retained earnings (Accumulated deficit)	6,850	(133,664)
Treasury stock, at cost, 50,000 shares	(493,015)	(493,015)
Accumulated other comprehensive income	5,930	60

Total Stockholders' Equity	8,239,115	7,948,084

Total Liabilities and Stockholders' Equity	$90,015,655	$88,322,699

RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Three and Six Months Ended June 30, 2004 and 2003

	Three Months Ended		Six Months Ended
	June 30, 2004 (Unaudited)	June 30, 2003	June 30, 2004 (Unaudited)	June 30, 2003
Interest income
Interest and fees on loans	$997,895	$1,283,657	$2,077,601	$2,542,312
Interest on federal funds sold	9,676	3	15,032	3
Interest on securities	27,778	--	49,355	--
Interest on deposits in banks	1	568	1,202	1,133

Total interest income	1,035,350	1,284,228	2,143,190	2,543,448
Interest expense
Interest on deposits	270,386	297,350	534,695	618,115
Interest on borrowed funds	29,707	53,312	65,391	111,526
Interest on preferred securities	25,375	--	52,500	--

Total interest expense	325,468	350,662	652,586	729,641
Net interest income before provision
for loan losses	709,882	933,566	1,490,604	1,813,807
Provision for loan losses	--	45,000	--	75,000

Net interest income after provision
for loan losses	709,882	888,566	1,490,604	1,738,807
Non-interest income
Secondary market loan fees	81,835	142,169	110,683	232,080
Gain on sale of other real estate	--	11,317	--	13,638
Service charges on deposit accounts	52,929	39,230	99,494	74,856
Increase in cash surrender value	33,000	31,500	66,000	63,000
Other income	50,173	34,683	86,346	93,415

Total non-interest income	217,937	258,899	362,523	476,989
Non-interest expense
Salaries and employee benefits	501,012	456,755	1,001,857	894,602
Occupancy and equipment expense	68,715	64,963	125,375	122,666
Other expense	277,058	285,897	535,516	551,958

Total non-interest expense	846,785	807,615	1,662,748	1,569,226
Income before income taxes	81,034	339,850	190,379	646,570
Provision for income taxes	19,713	121,335	49,865	230,023

Net income	$61,321	$218,515	$140,514	$416,547

Earnings per share
- Basic	$0.07	$0.25	$0.16	$0.47
- Diluted	$0.06	$0.23	$0.14	$0.44

Average shares outstanding	856,957	877,659	853,782	877,659

RIDGESTONE FINANCIAL SERVICES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2004 and 2003
(Unaudited)

	Six Months Ended
	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net income	$140,514	$416,547
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	77,850	76,800
Provision for loan losses	--	75,000
Dividend FHLB	(9,300)	--
Net increase in cash surrender value	(37,801)	(43,500)
Net change in:
Mortgage loans held for sale	650,000	(1,907,979)
Accrued interest receivable and other assets	(214,513)	(508,598)
Accrued interest payable and other liabilities	(106,922)	738,044

Total Adjustments	359,314	(1,570,233)

Net cash provided by (used in) operating activities	499,828	(1,153,686)
Cash flows from investing activities:
Net (increase) decrease in interest-bearing deposits	551,079	(1,132)
Purchase of available for sale securities	(1,300,509)	(400,000)
Purchase of FHLB stock	(500,000)	--
Net (increase) decrease in loans	2,300,838	(3,395,243)
Additions to premises and equipment	(64,556)	(105,777)

Net cash provided by (used in) investing activities	986,852	(3,902,152)
Cash flows from financing activities:
Net increase in deposits	1,550,157	5,664,541
Net change in federal funds purchased	--	(1,027,000)
Issuance of subordinated debentures	--	1,500,000
Issuance of common stock	103,338	--

Net cash provided by financing activities	1,653,495	6,137,541

Net change in cash and cash equivalents	3,140,175	1,081,703
Cash and cash equivalents, beginning	5,733,356	4,431,478

Cash and cash equivalents, ending	$8,873,531	$5,513,181

Supplemental cash flow information
Cash paid for interest	$642,062	$733,978
Cash paid for income taxes	$316,000	$284,740
Tax benefit of nonqualified stock option exercises	$41,310	$--

RIDGESTONE FINANCIAL SERVICES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2004 and 2003
(Unaudited)

	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances
December 31, 2002	$8,423,619	$--	$(807,465)	$(15,243)	$7,600,911
Net income			416,547		416,547
Other comprehensive income-change in net
unrealized gain on securities available for sale, net of tax				15,542	15,542

Total comprehensive income					432,089

Common stock issued	--				--

Balances
June 30, 2003	$8,423,619	$--	$(390,918)	$299	$8,033,000

Balances
December 31, 2003	$8,574,703	$(493,015)	$(133,664)	$60	7,948,084
Net income			140,514		140,514
Other comprehensive income-change in net
unrealized gain on securities available for sale, net of tax				5,870	5,870

Total comprehensive income					146,384

Tax benefit of nonqualified stock options exercised	41,310				41,310
Issuance of 20,365 shares of common stock	103,337				103,337
Treasury Stock		--			--

Balances
June 30, 2004	$8,719,350	$(493,015)	$6,850	$5,930	8,239,115

RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 and 2003
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Ridgestone Financial Services, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation have been included. Operating results for the three months and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

NOTE 3 – STOCK-BASED COMPENSATION PLAN

At June 30, 2004, the Company has a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the approximate market value of the underlying common stock on the date of grant. The following table illustrates, in accordance with SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	June 30, 2004	June 30, 2003
Net income – as reported	$140,514	$416,547
Deduct: Total stock-based employee compensation
expense determined under a fair value based
method for all awards granted, net of related
tax effects	55,797	57,529

Pro forma net income	$84,717	$359,018

Basic earnings per share – as reported	$0.16	$0.47
Pro forma basic earnings per share	$0.10	$0.41
Diluted earnings per share – as reported	$0.14	$0.44
Pro forma diluted earnings per share	$0.09	$0.38

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

On June 30, 2003, Ridgestone Capital Trust I (“Capital Trust”), a Delaware business trust wholly owned by the Company, completed the sale of $1.5 million of trust preferred securities (the “Trust Preferred Securities”). The Trust Preferred Securities were sold in a private placement to institutional investors. Capital Trust used the proceeds from the offering to purchase a like amount of the Company’s Junior Subordinated Debentures (the “Debentures”). The Debentures are the sole assets of Capital Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements.

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

The following is a discussion of the Company’s Financial Condition and Results of Operations as of June 30, 2004 and for the three months and six months ended June 30, 2004. The discussion provides additional analysis of the financial statements and should be read in conjunction with that information.

Financial Condition

Total Assets. Total assets of the Company as of June 30, 2004 were $90,015,655 compared to $88,322,699 as of December 31, 2003, an increase of $1,692,956 or 2%. Assets increased primarily in short-term investments and securities, offset by a decrease in loans.

Cash and Cash Equivalents. Cash and due from banks, which represent cash maintained at the Bank and funds that the Bank and the Company have deposited in other financial institutions, was $3,530,531 at June 30, 2004, compared to $2,955,356 as of December 31, 2003. The Bank reported $2,343,000 of federal funds sold (which are inter-bank funds with daily liquidity) on June 30, 2004 compared to $2,278,000 in federal funds sold as of December 31, 2003. Short-term investments in commercial paper increased to $3,000,000 as of June 30, 2004 from $500,000 as of December 31, 2003. As loan paydowns occurred, cash was invested in commercial paper in an attempt to maximize the return on those funds, while maintaining liquidity to fund expected future loan growth.

Interest Bearing Deposits. Total interest bearing deposits in banks as of June 30, 2004 were $0 compared to $551,079 as of December 31, 2003. The decrease is primarily due to the Company moving funds from an interest-bearing account earning historically low interest rates at another financial institution to a regular checking account at the Bank to allow the Bank to employ the funds in higher-yielding investments.

Available for Sale Securities. The Company’s investment portfolio currently consists of securities placed in the available-for-sale category which may be liquidated to provide cash for operating or financing purposes. The available-for-sale securities portfolio increased to $2,056,439 at June 30, 2004 from $750,060 at December 31, 2003, primarily due to the investment of funds generated from repayment of loans in securities issued by U.S. government agencies.

Loans. Loans prior to the allowance for loan losses decreased by $2,330,370, or 3%, from $75,126,628 as of December 31, 2003 to $72,796,258 as of June 30, 2004. This decrease is primarily due to the rate of commercial loan repayment exceeding the rate of new commercial loan origination. In addition, a rise in interest rates offered in the secondary mortgage market caused demand for long-term mortgage refinancings to drop during the second quarter, resulting in a decrease in mortgage loans held for sale, from $650,000 at December 31, 2003 to $0 at June 30, 2004. Based on the results of the Bank’s commercial calling efforts in the first and second quarters of 2004, management anticipates increasing loan demand in the second half of 2004.

The Bank’s loan portfolio mix as of June 30, 2004 and December 31, 2003 was divided between the following categories.

	June 30, 2004		December 31, 2003
Loan Category	Balance	% of Portfolio	Balance	% of Portfolio
Commercial	$21,645,112	30	$26,931,914	36
Commercial Real Estate	32,594,824	45	31,086,552	41
Residential Real Estate	17,993,771	24	16,506,285	22
Consumer	562,551	1	601,877	1

Total Loans	$72,796,258	100	$75,126,628	100

Allowance for Loan Losses. Based on the loss estimates described in “General — Critical Accounting Policies — Allowance for Loan Losses,” management determines its best estimate of the required allowance for loan losses. Management’s evaluation of these factors resulted in an allowance for loan losses of $700,111 or 0.96% of gross loans at June 30, 2004 compared to $729,643 or 0.97% of gross loans at December 31, 2003.

The resulting provisions for loan losses are the amounts required to maintain the allowance for loan losses at levels deemed necessary by management after taking into consideration charge-offs and recoveries. No provision for loan losses was made for the six months ended June 30, 2004 and a $75,000 provision was made for the six months ended June 30, 2003.

The following table details the charge-off and recovery activity affecting the allowance for loan losses during the six months ended June 30, 2004 and 2003:

Allowance Change	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Charge-offs	$29,762	$962
Less Recoveries	231	--

Net change	$29,531	$962

Management recognizes there are significant estimates in the process of identifying losses and the ultimate losses could be significantly different from those currently estimated. For additional information regarding the Company’s allowance for loan losses, see “Results of Operations — Provision for Loan Losses” below.

Other Assets. Other assets increased to $2,103,045 at June 30, 2004, from $1,379,232 at December 31, 2003, an increase of $723,813, or 52%. This increase was primarily due to the purchase of $500,000 of additional stock in the Federal Home Loan Bank of Chicago (the “FHLB”).

Deposits. Deposits as of June 30, 2004 were $74,206,688 compared to $72,656,531 as of December 31, 2003, an increase of $1,550,157 or 2%, resulting from an increase in savings and NOW account balances.

Borrowed Funds. The Bank is a member of the FHLB and has a master contract with the FHLB which provides for borrowing up to approximately $4,888,000 at June 30, 2004, collateralized by the Bank’s first lien one- to four-family real estate loans and certain pledged government securities. As of June 30, 2004, the Bank has borrowed $4,500,000 from the FHLB, with applicable interest rates ranging from 2.03% to 2.70% and with varying maturities through January 2007.

Liquidity. For banks, liquidity generally represents the ability to meet withdrawals from deposits and the funding of loans. The assets that provide liquidity are cash, federal funds sold and securities. Further, subject to certain limits, the Company has the ability to acquire additional funds through short-term borrowings from other financial institutions. Liquidity needs are influenced by economic conditions, interest rates and competition. The loan-to-deposit ratio prior to the allowance for loan losses as of June 30, 2004 was 98% compared to 103% as of December 31, 2003.

To provide funds for loans and loan commitments, as of June 30, 2004, the Company had $3,530,531 in cash and due from banks, $2,343,000 in federal funds sold, $3,000,000 in short-term investments, and $2,056,439 in securities available for sale plus various sources of credit available. These available credit sources include federal funds lines of credit, loans from the FHLB and loans from the Federal Reserve Bank. Certain of these lines would be collateralized with other assets of the Bank.

Net cash provided by operating activities for the six months ended June 30, 2004 was $499,828 compared to $1,153,686 used in operations in the prior period. The cash provided by operating activities during the first half of 2004 was primarily provided by a decrease in mortgage loans held for sale.

Net cash provided by investing activities for the six months ended June 30, 2004 was $986,852 compared to $3,902,152 used in investing activities in the prior period. The increase in cash was primarily due to a $2,300,838 decrease in loans, partially offset by the purchase of $1,300,509 of available for sale securities.

Net cash provided by financing activities for the six months ended June 30, 2004 was $1,653,495 compared to $6,137,541 in the prior period. In the first half of 2004, the cash provided by financing activities was primarily provided by a $1,550,157 increase in deposits.

Off-Balance Sheet Liabilities. The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit through commercial and personal lines of credit, commitments under credit card arrangements, and commercial letters of credit. These financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

As of June 30, 2004, the Company had $21,940,116 in financial instruments with off-balance sheet risk compared to $21,625,028 as of December 31, 2003. The following table details the unused commitments made as of June 30, 2004 and December 31, 2003:

Commitment Type	June 30, 2004	December 31, 2003
Commitments to extend credit	$20,448,667	$20,387,848
Credit card lines	1,151,449	1,092,182
Commercial letters of credit	340,000	144,998

Total commitments	$21,940,116	$21,625,028

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

Capital Resources. Capital ratios applicable to the Bank as of June 30, 2004 and December 31, 2003 were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2004
Total capital (to risk weighted assets)	$9,495,000	11.1%	$6,862,400	8.0%	$8,578,000	10.0%
Tier 1 capital (to risk weighted assets)	$8,795,000	10.3%	$3,431,200	4.0%	$5,146,800	6.0%
Tier 1 capital (to average assets)	$8,795,000	9.9%	$3,560,512	4.0%	$4,450,640	5.0%
As of December 31, 2003
Total capital (to risk weighted assets)	$9,273,000	11.3%	$6,539,760	8.0%	$8,174,700	10.0%
Tier 1 capital (to risk weighted assets)	$8,544,000	10.5%	$3,269,886	4.0%	$4,904,820	6.0%
Tier 1 capital (to average assets)	$8,544,000	9.5%	$3,609,240	4.0%	$4,511,500	5.0%

Management intends to maintain capital levels in excess of minimums established by the regulatory authorities. As of June 30, 2004, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

Results of Operations

Net Income. For the three months ended June 30, 2004, the Company reported net income of $61,321, a decrease of $157,194 or 72% compared to net income of $218,515 for the three months ended June 30, 2003. The decrease for the three months ended June 30, 2004 is attributed primarily to reductions in interest income on loans and fees from the sale of mortgages into the secondary market.

Net income was $140,514 for the six months ended June 30, 2004 compared to net income of $416,547 for the same period in 2003, a decrease of $276,033 or 66%. The decrease for the six months ended June 30, 2004 is also attributed primarily to reductions in interest income on loans and fees from the sale of mortgages into the secondary market.

Net Interest Income. Total interest income decreased by $248,878 to $1,035,350 for the three months ended June 30, 2004 and decreased by $400,258 to $2,143,190 for the six months ended June 30, 2004 compared to the same periods respectively in 2003. Total interest expense decreased by $25,194 to $325,468 for the three months ended June 30, 2004 and decreased by $77,055 to $652,586 for the six months ended June 30, 2004 compared to the same periods respectively in 2003.

Net interest income before provision for loan losses for the three months ended June 30, 2004 was $709,882 compared to $933,566 for the same period in 2003, a decrease of $223,684 or 24%. The decrease is primarily due to lower average loan balances and interest rates. For the three months ended June 30, 2004, the Company’s net interest margin declined to 3.59% compared to 4.69% for the same period in 2003. This decline is primarily due to the reinvestment of funds from loan paydowns in lower-yielding investments and a reduction in the average interest rate of the loan portfolio.

Net interest income before provision for loan losses for the six months ended June 30, 2004 was $1,490,604 compared to $1,813,807 for the same period last year, a decrease of $323,203 or 18%. The decrease is primarily due to lower average loan balances and interest rates. For the six months ended June 30, 2004, the Company’s net interest margin declined to 3.84% compared to 4.62% for the same period in 2003, primarily due to a shift in the mix of earning assets from relatively higher-yielding loans to lower-yielding investments.

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

Based on the analysis performed, the Company made no provision for loan losses during the first six months of 2004 and $75,000 during the same period in 2003. No provision was made for the first six months of 2004 primarily as a result of lower loan volume and improved credit quality. During the six months ended June 30, 2004, the Bank incurred $29,762 in charge-offs related primarily to one commercial loan compared to $962 in charge-offs during the same period in 2003.

Non-Interest Income. Total non-interest income consists of maintenance, overdrafts and stop payment charges on deposit accounts, safe deposit fees, and miscellaneous fees such as wire transfers, interchange fees on debit cards, and merchant credit card income, along with gains on sales of loans, commission income generated by the investment center and an increase in cash surrender value of life insurance policies. Total non-interest income was $217,937 for the three months ended June 30, 2004 compared to $258,899 for the same period in 2003, a decrease of $40,962 or 16%. Total non-interest income was $362,523 for the six months ended June 30, 2004 compared to $476,989 for the same period in 2003, a decrease of $114,466 or 24%. The decrease in non-interest income for the three and six months ended June 30, 2004 is primarily due to a reduction in fees from the sale of mortgage loans into the secondary market. The mortgage sales declined because of an increase in the market rates on long-term fixed-rate mortgages.

Non-Interest Expense. Total non-interest expenses consisted primarily of salaries and employee benefits, occupancy and equipment expenses, data processing fees and professional fees. Total non-interest expenses were $846,785 for the three months ended June 30, 2004 compared to $807,615 for the same period in 2003, an increase of $39,170 or 5%.Total non-interest expenses were $1,662,748 for the six months ended June 30, 2004 compared to $1,569,226 for the same period in 2003, an increase of $93,522 or 6%. The increase in non-interest expenses for the three and six months ended June 30, 2004 is primarily attributed to the increased salaries and employee benefits.

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-QSB are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects,” or other words of similar import. Similarly, statements that describe the Company’s future plans, objectives, or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those contemplated in the forward-looking statements. Such risks include, among others: interest rate trends, the general economic climate in the Company’s market area, loan delinquency rates, the ability to attract new customers, competition and legislative enactments or regulatory changes which adversely affect the business of the Company and/or the Bank. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements. The forward-looking statements included herein are only made as of the date of this Form 10-QSB and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

PART II – OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of shareholders held on April 27, 2004, the following individuals were elected to the Board of Directors to hold office until the 2007 annual meeting of shareholders and until their successors are duly elected and qualified.

Director	Shares Voted For	Authority to Vote Withheld
Paul E. Menzel	822,469	15,280
Charles G. Niebler	825,624	12,125
James E. Renner	825,624	12,125

The following table sets forth the other directors of the Company whose terms of office continued after the 2004 annual meeting:

Director	Year in Which Term Expires
John F. Goodnow	2005
William R. Hayes	2005
John E. Horning	2005
Bernard E. Adee	2006
Gregory J. Hoesly	2006
Christine V. Lake	2006

Item 6.  Exhibits and Reports on Form 8-K

a.	Exhibits

31.1	Certification by Paul E. Menzel (Chairman of the Board and Chief Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Timothy D. Dondlinger (Senior Vice President and Treasurer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Paul E. Menzel (Chairman of the Board and Chief Executive Officer) and Timothy D. Dondlinger (Senior Vice President and Treasurer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

The Company did not file a Current Report on Form 8-K during the quarter ended June 30, 2004. The Company furnished the following Current Reports on Form 8-K during the quarter ended June 30, 2004:

Date of Report	Date Furnished	Items
April 27, 2004	April 27, 2004	Item 12, including Consolidated Balance Sheets at March 31, 2004 and December 31, 2003 and Consolidated Statements of Income for the three months ended March 31, 2004 and 2003

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGESTONE FINANCIAL SERVICES, INC.
Date: August 12, 2004	By:	/s/ Paul E. Menzel
Paul E. Menzel Chairman of the Board and Chief Executive Officer

Date: August 12, 2004	By:	/s/ Timothy D. Dondlinger
Timothy D. Dondlinger Senior Vice President and Treasurer