Form 10QSB
period 2004-09-30
RIDGESTONE FINANCIAL SERVICES INC
filed 2004-11-12
CIK 1001791

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO _________

Commission file number   0-27984

Ridgestone Financial Services, Inc.
(Exact name of registrant as specified in its charter)

Wisconsin	39-1797151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13925 West North Avenue Brookfield, Wisconsin 53005
(Address of principal executive offices)

262-789-1011
(Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes     X         No

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class	Outstanding as of October 31, 2004

Common Stock, no par value	867,606

Transitional Small Business Disclosure Format:     Yes                No     X

RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

INDEX

			Page No.

PART I –	FINANCIAL INFORMATION

	Item 1.	Financial Statements	1

		Consolidated Balance Sheets as of
		September 30, 2004 and December 31, 2003	1

		Consolidated Statements of Income
		For the Three and Nine Months Ended September 30, 2004 and 2003	2

		Consolidated Statements of Cash Flows
		For the Nine Months Ended September 30, 2004 and 2003	3

		Consolidated Statements of Stockholders' Equity
		For the Nine Months Ended September 30, 2004 and 2003	4

		Notes to Consolidated Financial Statements	5

	Item 2.	Management's Discussion and Analysis	6

	Item 3.	Controls and Procedures	12

PART II –	OTHER INFORMATION

	Item 6.	Exhibits	13

SIGNATURES			14

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2004 and December 31, 2003

	September 30, 2004 (Unaudited)	December 31, 2003
ASSETS
Cash and due from banks	$3,845,666	$2,955,356
Federal funds sold	2,375,000	2,278,000
Short-term investments	--	500,000

Total cash and cash equivalents	6,220,666	5,733,356
Interest bearing deposits in banks	--	551,079
Available for sale securities-stated at fair value	2,008,881	750,060
Loans receivable	79,475,494	75,126,628
Less: Allowance for estimated loan losses	(700,111)	(729,643)

Net loans receivable	78,775,383	74,396,985
Mortgage loans held for sale	--	650,000
Premises and equipment, net	2,530,209	2,501,472
Cash surrender value of life insurance	2,422,348	2,360,515
Accrued interest receivable and other assets	1,950,323	1,379,232

Total Assets	$93,907,810	$88,322,699

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$14,334,618	$14,249,810
Savings and NOW	28,772,428	27,282,946
Other Time	33,269,029	31,123,775

Total deposits	76,376,076	72,656,531
FHLB borrowings	6,000,000	4,500,000
Accrued interest payable and other liabilities	1,671,399	1,718,084
Guaranteed preferred beneficial interests in the
corporation's subordinated debentures	1,500,000	1,500,000

Total Liabilities	85,547,475	80,374,615

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 2,000,000 shares authorized,
no shares issued	--	--
Common stock, no par value: 10,000,000 shares authorized;
917,606 and 897,241 shares issued, respectively	8,755,075	8,574,703
Retained earnings (Accumulated deficit)	89,883	(133,664)
Treasury stock, at cost, 50,000 shares	(493,015)	(493,015)
Accumulated other comprehensive income	8,392	60

Total Stockholders' Equity	8,360,335	7,948,084

Total Liabilities and Stockholders' Equity	$93,907,810	$88,322,699

RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Months Ended September 30, 2004 and 2003

		Three Months Ended		Nine Months Ended
		September 30, 2004 (Unaudited)	September 30, 2003	September 30, 2004 (Unaudited)	September 30, 2003
Interest income
Interest and fees on loans		$1,106,605	$1,203,047	$3,184,206	$3,745,360
Interest on federal funds sold		2,509	13,867	17,541	13,870
Interest on securities		27,041	--	76,396	--
Interest on deposits in banks		--	3,042	1,202	4,175

Total interest income		1,136,155	1,219,956	3,279,345	3,763,405

Interest expense
Interest on deposits		276,087	320,450	810,782	906,572
Interest on borrowed funds		31,168	14,013	96,559	157,532
Interest on preferred securities		26,250	27,125	78,750	27,125

Total interest expense		333,505	361,588	986,091	1,091,229

Net interest income before provision
for loan losses		802,650	858,368	2,293,254	2,672,176

Provision for loan losses		--	273,000	--	348,000

Net interest income after provision
for loan losses		802,650	585,368	2,293,254	2,324,176

Non-interest income
Secondary market loan fees		7,917	182,489	118,600	414,569
Gain on sale of other real estate		--	--	--	13,638
Service charges on deposit accounts		52,846	42,878	152,340	117,734
Gain on sale of available for sale securities		--	5,290	--	5,290
Increase in cash surrender value		19,155	31,500	85,155	94,500
Other income		48,923	37,291	135,269	130,706

Total non-interest income		128,841	299,448	491,364	776,437

Non-interest expense
Salaries and employee benefits		446,169	359,361	1,448,026	1,253,963
Occupancy and equipment expense		65,616	48,978	190,991	171,644
Other expense		276,916	236,557	812,432	788,515

Total non-interest expense		788,701	644,896	2,451,449	2,214,122

Income before income taxes		142,790	239,920	333,169	886,491

Provision for income taxes		59,757	81,801	109,622	311,824

Net income		$83,033	$158,119	$223,547	$574,667

Earnings per share	- Basic	$0.10	$0.19	$0.26	$0.66
	- Diluted	$0.09	$0.17	$0.23	$0.60

Average shares outstanding		867,381	845,116	858,348	866,692

RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	Nine Months Ended
	September 30, 2004	September 30, 2003
Cash flows from operating activities:
Net income	$223,547	$574,667
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	116,775	115,200
Gain on sale of available for sale securities	--	(5,290)
Provision for loan losses	--	348,000
Dividend FHLB	(20,500)	--
Net increase in cash surrender value	(61,833)	(70,500)
Net change in:
Mortgage loans held for sale	650,000	1,741,771
Accrued interest receivable and other assets	(50,591)	(1,464)
Accrued interest payable and other liabilities	(4,095)	150,951

Total Adjustments	629,756	2,278,668

Net cash provided by operating activities	853,303	2,853,335
Cash flows from investing activities:
Net (increase) decrease in interest-bearing deposits	551,079	(462,292)
Proceeds from sale of available for sale securities	--	108,993
Purchase of available for sale securities	(1,250,489)	(900,000)
Purchase of FHLB stock	(500,000)	--
Net increase in loans	(4,378,398)	(1,951,367)
Additions to premises and equipment	(145,512)	(117,689)

Net cash used in investing activities	(5,723,320)	(3,322,355)
Cash flows from financing activities:
Net increase in deposits	3,719,545	4,827,114
Net change in federal funds purchased	--	(1,112,000)
Net increase in FHLB borrowings	1,500,000	--
Purchase of treasury stock	--	(493,015)
Issuance of subordinated debentures	--	1,500,000
Issuance of common stock	137,782	10,000

Net cash provided by financing activities	5,357,327	4,732,099

Net change in cash and cash equivalents	487,310	4,263,079
Cash and cash equivalents, beginning	5,733,356	4,431,478

Cash and cash equivalents, ending	$6,220,666	$8,694,557

Supplemental cash flow information
Cash paid for interest	$1,026,529	$1,113,027
Cash paid for income taxes	$381,000	$387,740
Tax benefit of nonqualified stock options exercised	$42,590	$--

RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’EQUITY
Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	Common Stock	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balances
December 31, 2002	$8,423,619	--	$(807,465)	$(15,243)	$7,600,911

Net income			574,667		574,667

Other comprehensive income-change in
net unrealized gain on securities
available for sale, net of tax				14,943	14,943

Total comprehensive income					589,610

Common stock issued	10,000				10,000

Treasury stock		(493,015)			(493,015)

Balances
September 30, 2003	$8,433,619	$(493,015)	$(232,798)	$(300)	$7,707,506

Balances
December 31, 2003	$8,574,703	$(493,015)	$(133,664)	$60	$7,948,084

Net income			223,547		223,547

Other comprehensive income-change in
net unrealized gain on securities
available for sale, net of tax				8,332	8,332

Total comprehensive income					231,879

Tax benefit of nonqualified stock options
exercised	42,590				42,590

Issuance of 20,365 shares of common stock	137,782				137,782

Balances
September 30, 2004	$8,755,075	$(493,015)	$89,883	$8,392	$8,360,335

RIDGESTONE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 and 2003
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Ridgestone Financial Services, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation have been included. Operating results for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

NOTE 3 – STOCK-BASED COMPENSATION PLAN

At September 30, 2004, the Company has a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the approximate market value of the underlying common stock on the date of grant. The following table illustrates, in accordance with SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	September 30, 2004	September 30, 2003
Net income - as reported	$223,547	$574,667
Deduct: Total stock-based employee compensation
expense determined under a fair value based method
for all awards granted, net of related tax effects	83,695	86,294

Pro forma net income	$139,852	$488,373

Basic earnings per share - as reported	$0.26	$0.66
Pro forma basic earnings per share	$0.16	$0.56
Diluted earnings per share - as reported	$0.23	$0.60
Pro forma diluted earnings per share	$0.14	$0.51

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

The following is a discussion of the Company’s Financial Condition and Results of Operations as of September 30, 2004 and for the three months and nine months ended September 30, 2004. The discussion provides additional analysis of the financial statements and should be read in conjunction with that information.

Financial Condition

Total Assets. Total assets of the Company as of September 30, 2004 were $93,907,810 compared to $88,322,699 as of December 31, 2003, an increase of $5,585,111 or 6%. Assets increased primarily in loans and securities.

Cash and Cash Equivalents. Cash and due from banks, which represent cash maintained at the Bank and funds that the Bank and the Company have deposited in other financial institutions, was $3,845,666 at September 30, 2004, compared to $2,955,356 as of December 31, 2003. The Bank reported $2,375,000 of federal funds sold (which are inter-bank funds with daily liquidity) on September 30, 2004 compared to $2,278,000 in federal funds sold as of December 31, 2003. Short-term investments in commercial paper decreased to $0 as of September 30, 2004 from $500,000 as of December 31, 2003, resulting from the liquidation of commercial paper investments to fund loan commitments during the third quarter of 2004.

Interest Bearing Deposits. Total interest bearing deposits in banks as of September 30, 2004 were $0 compared to $551,079 as of December 31, 2003. The decrease is primarily due to the Company moving funds from an interest-bearing account at another financial institution to a regular checking account at the Bank to allow the Bank to employ the funds in higher-yielding investments.

Available for Sale Securities. The Company’s investment portfolio currently consists of securities placed in the available-for-sale category which may be liquidated to provide cash for operating or financing purposes. The available-for-sale securities portfolio increased to $2,008,881 at September 30, 2004 from $750,060 at December 31, 2003, primarily due to the investment of funds generated from repayment of loans early in the year in securities issued by U.S. government agencies.

Loans. Loans prior to the allowance for loan losses increased by $4,348,866, or 6%, from $75,126,628 as of December 31, 2003 to $79,475,494 as of September 30, 2004. This increase resulted primarily from the Bank’s commercial calling efforts throughout the year, which, as of September 30, 2004, generated increases in construction and commercial real estate balances. In addition, a rise in interest rates offered in the secondary mortgage market caused demand for long-term mortgage refinancings to drop during the second and third quarters, resulting in a decrease in mortgage loans held for sale, from $650,000 at December 31, 2003 to $0 at September 30, 2004.

The Bank’s loan portfolio mix as of September 30, 2004 and December 31, 2003 was divided among the following categories.

	September 30, 2004		December 31, 2003
Loan Category	Balance	% of Portfolio	Balance	% of Portfolio
Construction	$10,012,538	13	$6,175,933	8
Commercial Real Estate	29,588,269	37	24,910,619	33
Residential Real Estate	17,016,395	21	16,506,285	22
Commercial	22,284,409	28	26,931,914	36
Consumer	573,883	1	601,877	1

Total Loans	$79,475,494	100	$75,126,628	100

Allowance for Loan Losses. Based on the loss estimates described in “General — Critical Accounting Policies — Allowance for Loan Losses,” management determines its best estimate of the required allowance for loan losses. Management’s evaluation of these factors resulted in an allowance for loan losses of $700,111 or 0.88% of gross loans at September 30, 2004 compared to $729,643 or 0.97% of gross loans at December 31, 2003.

The resulting provisions for loan losses are the amounts required to maintain the allowance for loan losses at levels deemed necessary by management after taking into consideration charge-offs and recoveries. No provision for loan losses was made for the nine months ended September 30, 2004 and a $348,000 provision was made for the nine months ended September 30, 2003.

The following table details the charge-off and recovery activity affecting the allowance for loan losses during the nine months ended September 30, 2004 and 2003:

Allowance Change	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Charge-offs	$29,762	$395,962
Less Recoveries	230	0

Net change	$29,532	$395,962

Management recognizes there are significant estimates in the process of identifying losses and the ultimate losses could be significantly different from those currently estimated. For additional information regarding the Company’s allowance for loan losses, see “Results of Operations — Provision for Loan Losses” below.

Other Assets. Other assets increased to $1,950,323 at September 30, 2004, from $1,379,232 at December 31, 2003, an increase of $571,091, or 41%. This increase was primarily due to the purchase of $500,000 of additional stock in the Federal Home Loan Bank of Chicago (the “FHLB”).

Deposits. Deposits as of September 30, 2004 were $76,376,076 compared to $72,656,531 as of December 31, 2003, an increase of $3,719,545 or 5%, due to an increase in time, savings and NOW account balances resulting from the Bank’s marketing efforts.

Borrowed Funds. The Bank is a member of the FHLB and has a master contract with the FHLB which provides for borrowing up to approximately $6,788,000 at September 30, 2004, collateralized by the Bank’s first lien one-to-four-family real estate loans and certain pledged government securities and commercial loans. In the third quarter, the Bank borrowed an additional $1,500,000 from the FHLB to fund loan commitments. As of September 30, 2004, the Bank has borrowed $6,000,000 from the FHLB, with applicable interest rates ranging from 2.03% to 3.32% and with varying maturities through September 2007.

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

The loan-to-deposit ratio prior to the allowance for loan losses as of September 30, 2004 was 104% compared to 103% as of December 31, 2003. To provide funds for loans and loan commitments, as of September 30, 2004, the Company had $3,845,666 in cash and due from banks, $2,375,000 in federal funds sold, and $2,008,881 in securities available for sale plus various sources of credit available. These available credit sources include federal funds lines of credit, loans from the FHLB and loans from the Federal Reserve Bank. Certain of these lines would be collateralized with other assets of the Bank.

Net cash provided by operating activities for the nine months ended September 30, 2004 was $853,303 compared to $2,853,335 used in operations in the prior period. The difference was primarily due to lower sales of mortgage loans into the secondary market, coupled with lower net income and no provision for loan losses. The cash provided by operating activities during the first nine months of 2004 was primarily provided by a decrease in mortgage loans held for sale.

Net cash used in investing activities for the nine months ended September 30, 2004 was $5,723,320 compared to $3,322,355 in the prior period. The decrease in cash was primarily due to a $4,378,398 increase in loans, coupled with the purchase of $1,250,489 of available for sale securities.

Net cash provided by financing activities for the nine months ended September 30, 2004 was $5,357,327 compared to $4,732,099 in the prior period. In the first nine months of 2004, the cash provided by financing activities was primarily from a $3,719,545 increase in deposits, supplemented by a $1,500,000 increase in FHLB borrowings.

Off-Balance Sheet Liabilities. In the normal course of business, to meet the financing needs of its customers, the Company is party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit through commercial and personal lines of credit, commitments under credit card arrangements, and commercial letters of credit. These financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

As of September 30, 2004, the Company had $24,599,690 in financial instruments with off-balance sheet risk compared to $21,625,028 as of December 31, 2003. The following table details the unused commitments made as of September 30, 2004 and December 31, 2003:

Commitment Type	September 30, 2004	December 31, 2003
Commitments to extend credit	$23,090,974	$20,387,848
Credit card lines	1,168,716	1,092,182
Commercial letters of credit	340,000	144,998

Total commitments	$24,599,690	$21,625,028

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

Capital Resources. Capital ratios applicable to the Bank as of September 30, 2004 and December 31, 2003 were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2004
Total capital (to risk weighted assets)	$9,607,000	10.5%	$7,335,571	8.0%	$9,169,463	10.0%
Tier 1 capital (to risk weighted assets)	$8,907,000	9.7%	$3,667,785	4.0%	$5,501,678	6.0%
Tier 1 capital (to average assets)	$8,907,000	9.9%	$3,587,974	4.0%	$4,484,968	5.0%
As of December 31, 2003
Total capital (to risk weighted assets)	$9,273,000	11.3%	$6,539,760	8.0%	$8,174,700	10.0%
Tier 1 capital (to risk weighted assets)	$8,544,000	10.5%	$3,269,886	4.0%	$4,904,820	6.0%
Tier 1 capital (to average assets)	$8,544,000	9.5%	$3,609,240	4.0%	$4,511,500	5.0%

Management intends to maintain capital levels in excess of minimums established by the regulatory authorities. As of September 30, 2004, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

Results of Operations

Net Income. For the three months ended September 30, 2004, the Company reported net income of $83,034, a decrease of $75,085 or 47% compared to net income of $158,119 for the three months ended September 30, 2003. The decrease for the three months ended September 30, 2004 is primarily due to a reduction in fees from the sale of mortgages into the secondary market.

Net income was $223,547 for the nine months ended September 30, 2004 compared to net income of $574,667 for the same period in 2003, a decrease of $351,120 or 61%. The decrease for the nine months ended September 30, 2004 is due primarily to reductions in interest income on loans and fees from the sale of mortgages into the secondary market, offset by the absence of a provision for loan losses in 2004.

Net Interest Income. Total interest income decreased by $83,801 to $1,136,155 for the three months ended September 30, 2004 and decreased by $484,060 to $3,279,345 for the nine months ended September 30, 2004 compared to the same periods respectively in 2003. Total interest expense decreased by $28,083 to $333,505 for the three months ended September 30, 2004 and decreased by $105,138 to $986,091 for the nine months ended September 30, 2004 compared to the same periods respectively in 2003.

Net interest income before provision for loan losses for the three months ended September 30, 2004 was $802,650 compared to $858,368 for the same period in 2003, a decrease of $55,718 or 6%. For the three months ended September 30, 2004, the Company’s net interest margin was 3.98% compared to 4.16% for the same period in 2003. These differences are primarily due to the prolonged low interest rate environment which prevented rate reductions on liabilities as significant as those on assets.

Net interest income before provision for loan losses for the nine months ended September 30, 2004 was $2,293,254 compared to $2,672,176 for the same period last year, a decrease of $378,922 or 14%. The decrease is primarily due to lower average loan balances and interest rates. For the nine months ended September 30, 2004, the Company’s net interest margin declined to 3.86% compared to 4.44% for the same period in 2003, primarily due to the low interest rate environment and lower loan balances resulting from paydowns earlier in the year.

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

Based on the analysis performed, the Company made no provision for loan losses during the first nine months of 2004 and $348,000 during the same period in 2003. No provision was made for the first nine months of 2004 primarily because of improved credit quality. During the nine months ended September 30, 2004, the Bank incurred $29,762 in charge-offs related primarily to one commercial loan compared to $395,962 in charge-offs during the same period in 2003.

Non-Interest Income. Total non-interest income consists of fees from the sale of mortgage loans into the secondary market; maintenance, overdrafts and stop payment charges on deposit accounts; safe deposit fees; miscellaneous fees such as wire transfers, interchange fees on debit cards, and merchant credit card income; and increases in cash surrender value of life insurance policies. Total non-interest income was $128,841 for the three months ended September 30, 2004 compared to $299,448 for the same period in 2003, a decrease of $170,607 or 57%. Total non-interest income was $491,364 for the nine months ended September 30, 2004 compared to $776,437 for the same period in 2003, a decrease of $285,073 or 37%. The decrease in non-interest income for the three and nine months ended September 30, 2004 is primarily due to a reduction in fees from the sale of mortgage loans into the secondary market. The mortgage sales declined because of an increase in the market rates on long-term fixed-rate mortgages.

Non-Interest Expense. Total non-interest expenses consisted primarily of salaries and employee benefits, occupancy and equipment expenses, data processing fees and professional fees. Total non-interest expenses were $788,700 for the three months ended September 30, 2004 compared to $644,896 for the same period in 2003, an increase of $143,804 or 22%. Total non-interest expenses were $2,451,448 for the nine months ended September 30, 2004 compared to $2,214,122 for the same period in 2003, an increase of $237,326 or 11%. The increase in non-interest expenses for the three and nine months ended September 30, 2004 is primarily attributed to personnel costs related to enhancing the Bank’s commercial lending presence.

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

PART II – OTHER INFORMATION

Item 6.  Exhibits

Number	Description

31.1	Certification by Paul E. Menzel (Chairman of the Board and Chief Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Timothy D. Dondlinger (Senior Vice President and Treasurer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Paul E. Menzel (Chairman of the Board and Chief Executive Officer) and Timothy D. Dondlinger (Senior Vice President and Treasurer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGESTONE FINANCIAL SERVICES, INC.
Date: November 10, 2004	By:	/s/ Paul E. Menzel
Paul E. Menzel Chairman of the Board and Chief Executive Officer

Date: November 10, 2004	By:	/s/ Timothy D. Dondlinger
Timothy D. Dondlinger Senior Vice President and Treasurer